Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1995-05-11
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                            -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14258




                        MCNEIL REAL ESTATE FUND XV, LTD.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                       94-2941516
 -----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas  75240
 -----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                    --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XV, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                             March 31,         December 31,
                                                                               1995                1994
                                                                           -----------         ------------
ASSETS
   Real estate investments:
   Land.....................................................               $ 7,087,195         $ 7,087,195
   Buildings and improvements...............................                43,823,497          43,721,466
                                                                            ----------          ----------
                                                                            50,910,692          50,808,661
   Less:  Accumulated depreciation..........................               (18,949,859)        (18,472,016)
                                                                           -----------         -----------
                                                                            31,960,833          32,336,645

Cash and cash equivalents...................................                 3,413,373           3,284,547
Cash segregated for security deposits.......................                   262,795             244,994
Accounts receivable.........................................                    14,899              11,488
Prepaid expenses and other assets...........................                    58,134              85,623
Escrow deposits.............................................                   356,319             278,490
Deferred borrowing costs (net of accumulated
   amortization of $141,279 and $124,350 at
   March 31, 1995 and December 31, 1994,
   respectively)............................................                   771,455             788,384
                                                                            ----------          ----------
                                                                           $36,837,808         $37,030,171
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net.................................               $25,337,988         $25,443,252
Accounts payable............................................                    32,921              26,499
Accrued property taxes......................................                   247,686             212,148
Accrued expenses............................................                   107,416              79,404
Accrued interest............................................                   188,035             188,816
Payable to affiliates - General Partner.....................                    44,131              56,915
Security deposits and deferred rental income................                   254,021             267,359
                                                                            ----------          ----------
                                                                            26,212,198          26,274,393
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
    authorized;  102,836 and 102,846 limited partnership
    units issued and outstanding at March 31, 1995
    and December 31, 1994, respectively.....................                10,976,542          11,104,028
   General Partner..........................................                  (350,932)           (348,250)
                                                                            ----------          ----------
                                                                            10,625,610          10,755,778
                                                                            ----------          ----------
                                                                           $36,837,808         $37,030,171
                                                                            ==========          ==========




The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                 1995                1994
                                                                               ----------         ----------

Revenue:
   Rental revenue...................................                           $1,907,133         $1,793,911
   Interest.........................................                               46,567             27,237
                                                                                ---------          ---------
     Total revenue..................................                            1,953,700          1,821,148
                                                                                ---------          ---------

Expenses:
   Interest.........................................                              593,513            602,307
   Depreciation and amortization....................                              477,843            464,949
   Property taxes...................................                              100,455            100,341
   Personnel expenses...............................                              228,187            208,745
   Utilities........................................                               98,250            108,145
   Repair and maintenance...........................                              157,735            176,080
   Property management fees - affiliates............                               96,495             91,587
   Other property operating expenses................                              118,473            112,349
   General and administrative.......................                               16,740             22,010
   General and administrative - affiliates..........                               62,443             59,590
                                                                                ---------          ---------
     Total expenses.................................                            1,950,134          1,946,103
                                                                                ---------          ---------

Net income (loss)...................................                          $     3,566         $ (124,955)
                                                                                =========          =========

Net loss allocable to limited partners..............                          $  (127,486)        $ (210,306)
Net income allocable to General Partner.............                              131,052             85,351
                                                                               ----------          ---------
Net income (loss)...................................                          $     3,566         $ (124,955)
                                                                               ==========          =========

Net loss per limited partnership unit...............                          $     (1.24)        $   (2.04)
                                                                               ==========          ========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994


                                                                                               Total
                                                   General               Limited               Partners'
                                                   Partner               Partners              Equity
                                                 ----------            -----------          ------------
Balance at December 31, 1993..............       $(331,992)            $12,137,721          $ 11,805,729

Net income (loss).........................          85,351                (210,306)             (124,955)

Contingent Management Incentive
   Distribution...........................        (121,458)                      -              (121,458)
                                                  --------              ----------            ----------

Balance at March 31, 1994.................       $(368,099)            $11,927,415           $11,559,316
                                                  ========              ==========            ==========


Balance at December 31, 1994..............       $(348,250)            $11,104,028           $10,755,778

Net income (loss).........................         131,052                (127,486)                3,566

Contingent Management Incentive
   Distribution...........................        (133,734)                      -              (133,734)
                                                  --------              ----------            ----------

Balance at March 31, 1995.................       $(350,932)            $10,976,542           $10,625,610
                                                  ========              ==========            ==========























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase (Decrease) in Cash and Cash Equivalents

                                                                               Three Months Ended
                                                                                    March 31,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        ----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                   $1,878,015              $1,760,183
   Cash paid to suppliers............................                     (560,120)               (617,601)
   Cash paid to affiliates...........................                     (169,626)               (153,761)
   Interest received.................................                       46,567                  27,237
   Interest paid.....................................                     (565,671)               (574,715)
   Property taxes paid...............................                     (145,520)                (79,804)
                                                                         ---------                --------
Net cash provided by operating activities............                      483,645                 361,539
                                                                         ---------                --------

Cash flows from investing activities:
   Additions to real estate investments..............                     (102,031)                (86,894)
                                                                          --------                 -------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (116,958)               (106,115)
   Contingent Management Incentive
     Distribution....................................                     (135,830)                (90,000)
                                                                          --------                 -------
Net cash used in financing activities................                     (252,788)               (196,115)
                                                                          --------                --------

Net increase in cash and cash equivalents............                      128,826                  78,530

Cash and cash equivalents at beginning of
   period............................................                    3,284,547               3,610,676
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $3,413,373              $3,689,206
                                                                         =========               =========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                               Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                            1995                  1994
                                                                         ---------             -----------
Net income (loss)....................................                    $   3,566             $ (124,955)
                                                                          --------              ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      477,843                 464,949
   Amortization of discounts on mortgage
     notes payable...................................                       11,694                  11,745
   Amortization of deferred borrowing costs..........                       16,929                  16,564
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (17,801)                (28,943)
     Accounts receivable.............................                       (3,411)                 (4,354)
     Prepaid expenses and other assets...............                       27,489                    (743)
     Escrow deposits.................................                      (77,829)                (84,801)
     Accounts payable................................                        6,422                  36,084
     Accrued property taxes..........................                       35,538                 100,341
     Accrued expenses................................                       28,012                 (30,774)
     Accrued interest................................                         (781)                   (716)
     Payable to affiliates - General Partner.........                      (10,688)                 (2,584)
     Security deposits and deferred rental
       income........................................                      (13,338)                  9,726
                                                                          --------               ---------

       Total adjustments.............................                      480,079                 486,494
                                                                          --------               ---------

Net cash provided by operating activities............                    $ 483,645              $  361,539
                                                                          ========               =========
















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- - - - - -------

McNeil Real Estate Fund XV, Ltd. (the "Partnership") was organized June 26, 1984 as a limited partnership organized under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is
McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated limited partnership agreement, dated October 11, 1991 (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- - - - - -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XV, Ltd., c/o McNeil Real Estate Management, Inc., Investor Relations, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- - - - - -------

Certain reclassifications have been made to prior period amounts to conform with current year presentation.

NOTE 4.
- - - - - -------

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consists of two components: (i) the fixed portion which is payable without respect to the net income of the Partnership and is equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which is payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects the calculation and payment of the MID remain the same.

Fixed MID was payable in limited partnership units ("Units") unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID, in which case, at the General Partner's option, the Fixed MID could have been paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash was distributed to the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                           Three Months Ended
                                                                                March 31,
                                                                   -------------------------------
                                                                     1995                    1994
                                                                   ---------              --------
Property management fees - affiliates................             $ 96,495                $ 91,587
Charged to general and administrative -
   affiliates:
   Partnership administration........................               62,443                  59,590
                                                                   -------                --------
                                                                  $158,938                $151,177
                                                                   =======                 =======

Charged to General Partner's deficit:
   Contingent MID....................................             $133,734                $121,458
                                                                   =======                 =======

NOTE 5.
- - - - - -------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $26,655 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $8,600, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- - - - - -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1995, the Partnership owned four apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
- - - - - ---------------------

Revenue:

Partnership revenues increased by $132,522 or 7% for the first three months of 1995 as compared to same period last year. Rental revenue for the first three months of 1995 was $1,907,133 as compared to $1,793,911 for the same period in 1994. The increase of $113,222 or 6% in rental revenue is a result of a rental rate increase at all of the four properties.

Interest income earned on cash and cash equivalent increased by $19,330 or 71% due to larger average cash balances invested in interest-bearing accounts and an increase in the interest rates.

Expenses:

Partnership expenses increased by $4,031 for the first three months of 1995 as compared to the same period last year.

Personnel expenses increased by $19,442 or 9% for the first three months of 1995 as compared to the same period in 1994 due to an increase in maintenance employee hours at Mountain Shadows, and an increase in employee compensation at all the properties.

Repairs and maintenance expense decreased $18,345 or 10% as compared to the same period last year primarily due to reductions in equipment rental and cleaning and decorating. Equipment rental decreased mainly at Mountain Shadows due to a reduction in corporate unit leases where equipment is provided by the lease. Cleaning and decorating decreased due to a reduction in contract painting and supplies at Arrowhead and Woodcreek. Other factors involved in the decrease in repairs and maintenance include a reduction in hallway cleaning expense, roof repairs and landscaping.

General and administrative expenses for the three months ended March 31, 1995 decreased by $5,270 or 24%. This decrease is primarily due to a reduction in legal fees incurred in 1993 for litigation related to Riverway V parking rights.

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership generated $483,645 through operating activities for the first three months of 1995 as compared to $361,539 for the first three months of 1994. The increase in 1995 was mainly due to an increase in the cash received from tenants and the increase in interest received.

The Partnership expended $102,031 and $86,894 for capital improvements to its properties in the first quarter of 1995 and 1994, respectively.

During the three months ended March 31, 1995, the Partnership expended $252,788 for principal payments on mortgage notes and the Contingent MID as compared to $196,115 for the same period in 1994. This increase is primarily due the the increase in the amount of the MID that was paid during the quarter of 1995.

Short Term liquidity:

At March 31, 1995, the Partnership held cash and cash equivalents of $3,413,373 up $128,826 from the balance at December 31, 1994. This balance provides a comfortable level of working capital for the Partnership's operations.

During 1995, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In 1995, the Partnership has budgeted to spend approximately $1,122,000 on capital improvements, which are expected to be funded from operations of the properties.

In August and December 1995, the Partnership is faced with mortgage maturities on Woodcreek totaling approximately $3.9 million. It is management's policy to negotiate extensions of such maturities when possible or attempt to refinance the mortgage note. Management will maintain current cash reserves until such maturities are resolved.

Long Term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has not received, nor is there any assurance that the Partnership will receive, any funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

For the long term, property operations will remain the primary source of funds. While the present outlook for Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. All or a combination of these steps may be inadequate or unfeasible in resolving such potential working capital deficiencies. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard in excess of the $5,000,000 revolving credit facility discussed above.

Distributions:

During 1994 , the limited partners received a cash distribution of $499,993. This distribution consisted of funds from the sale of Riverway V. A distribution of $133,734 for the contingent portion of the MID was accrued by the Partnership for the General Partner in March 31, 1995. In light of the 1995 mortgage maturities, management does not anticipate making further distributions to the limited partners in the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support distributions to the limited partners.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - - -------  --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description

         3.1 Amended and Restated Partnership Agreement dated October 11, 1991. (1)

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 102,836 and 102,846 limited partnership units outstanding in 1995 and 1994, respectively.

         27.                        Financial   Data   Schedule  for   the  year
                                    ended December  31, 1994 and  quarter  ended
                                    March 31, 1995.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XV, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



May 11, 1995                                       By:  /s/  Donald K. Reed
- - - - - --------------------                                   --------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



May 11, 1995                                       By:  /s/  Robert C. Irvine
- - - - - --------------------                                    -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



May 11, 1995                                       By:  /s/  Brandon K. Flaming
- - - - - --------------------                                    -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.