Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1995-08-14
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      June 30, 1995
                                -----------------------------------------------


                                       OR

     [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to_____________ Commission file number 0-14258




                        MCNEIL REAL ESTATE FUND XV, LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                 94-2941516
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                   ----------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XV, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                            June 30,          December 31,
                                                                              1995                1994
                                                                          ------------        ------------
ASSETS
Real estate investments:
   Land.....................................................              $  7,087,195        $  7,087,195
   Buildings and improvements...............................                44,150,962          43,721,466
                                                                           -----------         -----------
                                                                            51,238,157          50,808,661
   Less:  Accumulated depreciation..........................               (19,427,702)        (18,472,016)
                                                                           -----------         -----------
                                                                            31,810,455          32,336,645

Cash and cash equivalents...................................                 3,517,012           3,284,547
Cash segregated for security deposits.......................                   251,044             244,994
Accounts receivable.........................................                    15,367              11,488
Prepaid expenses and other assets...........................                    49,986              85,623
Escrow deposits.............................................                   275,265             278,490
Deferred borrowing costs (net of accumulated
   amortization of $160,066 and $124,350 at
   June 30, 1995 and December 31, 1994,
   respectively)............................................                   752,668             788,384
                                                                           -----------         -----------
                                                                          $ 36,671,797        $ 37,030,171
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net.................................              $ 25,249,137        $ 25,443,252
Accounts payable............................................                    69,401              26,499
Accrued property taxes......................................                   200,696             212,148
Accrued expenses............................................                    99,586              79,404
Accrued interest............................................                   187,236             188,816
Payable to affiliates - General Partner.....................                    57,713              56,915
Security deposits and deferred rental income................                   262,044             267,359
                                                                           -----------         -----------
                                                                            26,125,813          26,274,393
                                                                           -----------         -----------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
     authorized;  102,836 and 102,846 limited  partnership
     units issued and outstanding at June 30, 1995
     and December 31, 1994, respectively....................                10,904,682          11,104,028
   General Partner..........................................                  (358,698)           (348,250)
                                                                           -----------         -----------
                                                                            10,545,984          10,755,778
                                                                           -----------         -----------
                                                                          $ 36,671,797        $ 37,030,171
                                                                           ===========         ===========




The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended                      Six Months Ended
                                                     June 30,                              June 30,
                                          -----------------------------        -----------------------------
                                             1995               1994              1995                1994
                                          ----------         ----------        ----------         ----------
Revenue:
   Rental revenue................         $1,924,485         $1,836,853        $3,831,618         $3,630,764
   Interest......................             54,773             33,563           101,340             60,800
   Gain on legal settlement......             35,263                  -            35,263                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          2,014,521          1,870,416         3,968,221          3,691,564
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            594,144            600,273         1,187,657          1,202,580
   Depreciation..................            477,843            464,949           955,686            929,898
   Property taxes................            100,455            100,341           200,910            200,682
   Personnel expenses............            190,960            186,177           419,147            394,922
   Utilities.....................             81,252             70,338           179,502            178,483
   Repair and maintenance........            214,534            212,494           372,269            388,574
   Property management
     fees - affiliates...........             96,009             93,805           192,504            185,392
   Other property operating
     expenses....................            125,043            100,418           243,516            212,767
   General and administrative....             16,765             21,602            33,505             43,612
   General and administrative -
     affiliates..................             62,155             56,625           124,598            116,215
                                           ---------          ---------         ---------          ---------
     Total expenses..............          1,959,160          1,907,022         3,909,294          3,853,125
                                           ---------          ---------         ---------          ---------

Net income (loss)................         $   55,361         $ (36,606)        $   58,927         $ (161,561)
                                           =========          ========          =========          =========

Net loss allocable to limited
   partners......................         $  (77,848)        $(142,929)        $ (199,346)        $ (353,234)
Net income allocable to
   General Partner...............            133,209            106,323           258,273            191,673
                                           ---------          ---------         ---------          ---------
Net income (loss)................         $   55,361         $  (36,606)       $   58,927         $ (161,561)
                                           =========          =========         =========          =========

Net loss per limited
   partnership unit..............         $    (.76)         $    (1.39)       $    (1.94)        $    (3.43)
                                           ========           =========         =========          =========















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994




                                                                                                   Total
                                                       General               Limited               Partners'
                                                       Partner               Partners              Equity
                                                      ----------            -----------           -----------

Balance at December 31, 1993..............            $(331,992)            $12,137,721           $11,805,729

Net income (loss).........................              191,673                (353,234)             (161,561)

Contingent Management Incentive
   Distribution...........................             (254,843)                      -              (254,843)
                                                       --------              ----------            ----------

Balance at June 30, 1994..................            $(395,162)            $11,784,487           $11,389,325
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(348,250)            $11,104,028           $10,755,778

Net income (loss).........................              258,273                (199,346)               58,927

Contingent Management Incentive
   Distribution...........................             (268,721)                      -              (268,721)
                                                       --------              ----------            ----------

Balance at June 30, 1995..................            $(358,698)            $10,904,682           $10,545,984
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Six Months Ended
                                                                                    June 30,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        -----------            -----------
Cash flows from operating activities:
   Cash received from tenants........................                   $3,818,133             $ 3,633,968
   Cash received from legal settlement...............                       35,263                       -
   Cash paid to suppliers............................                   (1,148,420)             (1,234,050)
   Cash paid to affiliates...........................                     (317,195)               (304,136)
   Interest received.................................                      101,340                  60,800
   Interest paid.....................................                   (1,128,982)             (1,147,166)
   Property taxes paid...............................                     (211,694)               (156,965)
                                                                        ----------              ----------
Net cash provided by operating activities............                    1,148,445                 852,451
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (429,496)               (454,339)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (218,654)               (207,389)
   Contingent Management Incentive
     Distribution....................................                     (267,830)               (200,972)
                                                                        ----------              ----------
Net cash used in financing activities................                     (486,484)               (408,361)
                                                                        ----------              ----------

Net increase (decrease) in cash and cash
   equivalents.......................................                      232,465                 (10,249)

Cash and cash equivalents at beginning of
   period............................................                    3,284,547               3,868,622
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 3,517,012             $ 3,858,373
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                                  Six Months Ended
                                                                                       June 30,
                                                                          ---------------------------------
                                                                            1995                    1994
                                                                          --------              -----------

Net income (loss)....................................                     $ 58,927              $ (161,561)
                                                                           -------               ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation......................................                      955,686                 929,898
   Amortization of discounts on mortgage
     notes payable...................................                       24,539                  23,439
   Amortization of deferred borrowing costs..........                       35,716                  33,424
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (6,050)                (25,693)
     Accounts receivable.............................                       (3,879)                  8,861
     Prepaid expenses and other assets...............                       35,637                 (10,883)
     Escrow deposits.................................                        3,225                (148,803)
     Accounts payable................................                       42,902                  21,875
     Accrued property taxes..........................                      (11,452)                200,682
     Accrued expenses................................                       20,182                 (45,511)
     Accrued interest................................                       (1,580)                 (1,449)
     Payable to affiliates - General Partner.........                          (93)                 (2,529)
     Security deposits and deferred rental
       income........................................                       (5,315)                 30,701
                                                                         ---------               ---------

       Total adjustments.............................                    1,089,518               1,014,012
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,148,445              $  852,451
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

                                 June 30, 1995

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                         Six Months Ended
                                                                              June 30,
                                                                  -------------------------------
                                                                    1995                   1994
                                                                  --------               --------

Property management fees - affiliates................             $192,504               $185,392
Charged to general and administrative -
   affiliates:
   Partnership administration........................              124,598                116,215
                                                                   -------                -------
                                                                  $317,102               $301,607
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent MID....................................             $268,721               $254,843
                                                                   =======                =======

NOTE 5.
-------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $26,655 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $8,600, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May for $8,608 which, combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $35,263.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1995, the Partnership owned four apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $276,658 or 7% for the first six months of 1995 as compared to same period last year. Rental revenue for the first six months of 1995 was $3,831,618 as compared to $3,630,764 for the same period in 1994. The increase of $200,854 in rental revenue is a result of a rental rate increase at all of the four properties.

Interest income earned on cash and cash equivalent increased by $40,541 or 67% due to larger average cash balances invested in interest-bearing accounts and an increase in the interest rates.

The Partnership also recognized a gain on legal settlement of $35,263 as a result of the settlement with Southmark received in 1995.

Expenses:

Partnership expenses increased by $56,169 or 2% and $52,138 or 3% for the first six months and three months of 1995 as compared to the same period last year, respectively.

Personnel expenses increased $24,225 or 6% and $4,783 or 3% for the six months and three ended June 30, 1995 as compared to the same period in 1994, respectively. This increase is due to an increase in compensation paid and costs relating to temporary personnel.

Other property operating expenses increased $30,749 or 15% for the first six months of 1995 compared to the first six months of 1994. The increase can be attributed to increases in hazard insurance at Arrowhead and Mountain Shadow, as well as increases in administrative expenses at all four properties. During the second quarter of 1995, other property operating expenses, increased 21% compared to the second quarter of 1994. The increase is due to such items as insurance and training and seminars.

General and administrative for the six months ended June 30, 1995 decreased by $10,107 or 23%. This decrease is primarily due to a reduction in legal fees incurred in 1994 for litigation related to Riverway V parking rights.

General and administrative - affiliate for the period ended June 30, 1995 increased $8,383 or 7% due to an increase in reimbursements to affiliates because of fewer partnerships which overhead costs are allocated.

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of Contingent MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partner and General Partner, respectively. Therefore, for the three month and six month period ended June 30, 1995, $133,209 and $258,273, respectively, was allocated to the General Partner. The limited partners received allocations of a net loss of $(55,656) and $(177,154) for the three month and six month period ended June 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,148,445 through operating activities for the first six months of 1995 as compared to $852,451 for the first six months of 1994. The increase in 1995 was mainly due to an increase in the cash received from tenants and the increase in interest received.

The Partnership expended $429,496 and $454,339 for capital improvements to its properties in the first six months of 1995 and 1994, respectively.

During the six months ended June 30, 1995, the Partnership expended $486,484 for principal payments on mortgage notes and the Contingent MID as compared to $408,361 for the same period in 1994. This increase is primarily due the increase in the amount of the MID that was paid during 1995.

Short Term liquidity:

At June 30, 1995, the Partnership held cash and cash equivalents of $3,517,012 up $232,465 from the balance at December 31, 1994. This balance provides a comfortable level of working capital for the Partnership's operations.

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

The Partnership was faced with mortgage maturities at Woodcreek in August and December 1995; however, management successfully refinanced Woodcreek on August 11, 1995. The new 7 year note, in the amount of $5,250,000, retired the maturing mortgages of $3,882,443 and yielded $1,086,717 in proceeds to the Partnership. Management anticipates using the refinancing proceeds and the current cash reserves to payoff the mortgage on Cedar Run, which is at an unfavorable interest rate.

Long Term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has not received, nor is there any assurance that the Partnership will receive, any funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions:

During 1994 , the limited partners received a cash distribution of $499,993. This distribution consisted of funds from the sale of Riverway V. A distribution of $268,721 for the contingent portion of the MID was accrued by the Partnership for the General Partner in June 30, 1995. In light of the Cedar Run payoff, management does not anticipate making further distributions to the limited partners in the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support distributions to the limited partners.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
-------  -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 46,276 units of limited partnership interest in the Partnership (approximately 45 percent of the Partnership's units) at $95 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27.                        Financial   Data  Schedule   for the quarter
                                    ended June 30, 1995.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XV, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner


August 14, 1995                                    By:  /s/  Donald K. Reed
-------------------                                     --------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



August 14, 1995                                    By:  /s/  Robert C. Irvine
-------------------                                     --------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



August 14, 1995                                    By:  /s/  Brandon K. Flaming
-------------------                                     ---------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
