Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1995-11-13
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      September 30, 1995
                           ----------------------------------------------------


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

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                          September 30,       December 31,
                                                                              1995                1994
                                                                          -------------       ------------
ASSETS
Real estate investments:
   Land.....................................................              $  7,087,195        $  7,087,195
   Buildings and improvements...............................                44,485,693          43,721,466
                                                                           -----------         -----------
                                                                            51,572,888          50,808,661
   Less:  Accumulated depreciation..........................               (19,905,545)        (18,472,016)
                                                                           -----------         -----------
                                                                            31,667,343          32,336,645

Cash and cash equivalents...................................                 4,537,638           3,284,547
Cash segregated for security deposits.......................                   240,174             244,994
Accounts receivable.........................................                    27,046              11,488
Prepaid expenses and other assets...........................                    46,351              85,623
Escrow deposits.............................................                   487,173             278,490
Deferred borrowing costs (net of accumulated
   amortization of $179,225 and $124,350 at
   September 30, 1995 and December 31, 1994,
   respectively)............................................                   855,890             788,384
                                                                           -----------         -----------
                                                                          $ 37,861,615        $ 37,030,171
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net.................................              $ 26,524,157        $ 25,443,252
Accounts payable............................................                   103,540              26,499
Accrued property taxes......................................                   239,337             212,148
Accrued expenses............................................                   216,873              79,404
Accrued interest............................................                   193,616             188,816
Payable to affiliates - General Partner.....................                    66,308              56,915
Security deposits and deferred rental income................                   273,583             267,359
                                                                           -----------         -----------
                                                                            27,617,414          26,274,393
                                                                           -----------         -----------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
     authorized;  102,836 and 102,846 limited  partnership
     units issued and outstanding at September 30, 1995
     and December 31, 1994, respectively....................                10,616,878          11,104,028
   General Partner..........................................                  (372,677)           (348,250)
                                                                           -----------         -----------
                                                                            10,244,201          10,755,778
                                                                           -----------         -----------
                                                                          $ 37,861,615        $ 37,030,171
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

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended                      Nine Months Ended
                                                  September 30,                         September 30,
                                          -----------------------------        -----------------------------
                                             1995               1994               1995               1994
                                          ----------         ----------        ----------         ----------

Revenue:
   Rental revenue................         $1,970,982         $2,104,782        $5,802,600         $5,735,546
   Interest......................             59,585             26,473           160,925             87,273
   Gain on legal settlement......                  -                  -            35,263                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          2,030,567          2,131,255         5,998,788          5,822,819
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            605,922            598,178         1,793,579          1,800,758
   Depreciation..................            477,843            494,284         1,433,529          1,424,182
   Property taxes................            100,455            100,341           301,365            301,023
   Personnel expenses............            230,980            212,111           650,127            607,033
   Utilities.....................            100,610             91,778           280,112            270,261
   Repair and maintenance........            228,267            206,670           600,536            595,244
   Property management
     fees - affiliates...........             98,560             95,739           291,064            281,131
   Other property operating
     expenses....................            120,645            106,226           364,161            318,993
   General and administrative....            167,459             26,933           200,964             70,545
   General and administrative -
     affiliates..................             60,408             60,177           185,006            176,392
                                           ---------          ---------         ---------          ---------
     Total expenses..............          2,191,149          1,992,437         6,100,443          5,845,562
                                           ---------          ---------         ---------          ---------

Net income (loss)................         $ (160,582)        $  138,818        $ (101,655)        $  (22,743)
                                           =========          =========         =========          =========

Net income (loss) allocable to
   limited partners..............         $  (71,861)        $   43,275        $ (487,150)        $ (309,959)
Net income allocable to
   General Partner...............            127,222             95,543           385,495            287,216
                                           ---------          ---------         ---------          ---------
Net income (loss)................         $   55,361         $  138,818        $ (101,655)        $  (22,743)
                                           =========          =========         =========          =========

Net loss per limited
   partnership unit..............         $     (.70)        $     (.42)       $    (4.74)        $    (3.01)
                                           =========          =========         =========          =========















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994




                                                                                                   Total
                                                       General                 Limited             Partners'
                                                       Partner                 Partners            Equity
                                                      ---------             -----------           -----------

Balance at December 31, 1993..............            $(331,992)            $12,137,721           $11,805,729

Net income (loss).........................              287,216                (309,959)              (22,743)

Contingent Management Incentive
   Distribution...........................             (385,297)                      -              (385,297)

Limited partner distribution..............                    -                (500,000)             (500,000)
                                                       --------              ----------            ----------

Balance at September 30, 1994.............            $(430,073)            $11,327,762           $10,897,689
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(348,250)            $11,104,028           $10,755,778

Net income (loss).........................              385,495                (487,150)             (101,655)

Contingent Management Incentive
   Distribution...........................             (409,922)                      -              (409,922)
                                                       --------              ----------             ---------

Balance at September 30, 1995.............            $(372,677)            $10,616,878           $10,244,201
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                               Nine Months Ended
                                                                                   September 30,
                                                                       -----------------------------------
                                                                           1995                    1994
                                                                       -----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 5,791,655             $ 5,738,106
   Cash received from legal settlement...............                       35,263                       -
   Cash paid to suppliers............................                   (1,942,825)             (1,774,666)
   Cash paid to affiliates...........................                     (476,769)               (457,341)
   Interest received.................................                      160,925                  87,273
   Interest paid.....................................                   (1,696,984)             (1,751,410)
   Property taxes paid...............................                     (375,721)               (234,127)
   Deferred borrowing costs paid.....................                     (122,381)                      -
                                                                        ----------              ----------
Net cash provided by operating activities............                    1,373,163               1,607,835
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (764,227)               (642,556)
                                                                        ----------              ----------

Cash flows from financing activities:
   Proceeds from refinancing of mortgage notes
     payable.........................................                    1,367,557                       -
   Principal payments on mortgage notes
     payable.........................................                     (323,572)               (308,680)
   Contingent Management Incentive
     Distribution....................................                     (399,830)               (301,458)
                                                                        ----------              ----------
Net cash provided by (used in) financing
   activities........................................                      644,155                (610,138)
                                                                        ----------              ----------

Net increase in cash and cash equivalents............                    1,253,091                 355,141

Cash and cash equivalents at beginning of
   period............................................                    3,284,547               3,610,676
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 4,537,638             $ 3,965,817
                                                                        ==========              ==========
















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        -----------------------------------
                                                                            1995                    1994
                                                                        -----------             -----------

Net loss.............................................                   $ (101,655)             $  (22,743)
                                                                         ---------               ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation......................................                    1,433,529               1,424,182
   Amortization of discounts on mortgage
     notes payable...................................                       36,920                  35,195
   Amortization of deferred borrowing costs..........                       54,875                  50,352
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        4,820                 (35,507)
     Accounts receivable.............................                      (15,558)                 16,040
     Prepaid expenses and other assets...............                       39,272                 (30,739)
     Escrow deposits.................................                     (208,683)                (66,746)
     Deferred borrowing costs........................                     (122,381)                      -
     Accounts payable................................                       77,041                  82,455
     Accrued property taxes..........................                       27,189                 159,394
     Accrued expenses................................                      137,469                  (2,625)
     Accrued interest................................                        4,800                 (36,199)
     Payable to affiliates - General Partner.........                         (699)                    182
     Security deposits and deferred rental
       income........................................                        6,224                  34,594
                                                                         ---------               ---------

       Total adjustments.............................                    1,474,818               1,630,578
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,373,163              $1,607,835
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

                               September 30, 1995

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                  -------------------------------
                                                                    1995                    1994
                                                                  --------               --------

Property management fees - affiliates................             $291,064               $281,131
Charged to general and administrative -
   affiliates:
   Partnership administration........................              185,006                176,392
                                                                   -------                -------
                                                                  $476,070               $457,523
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent MID....................................             $409,922               $385,297
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

NOTE 6.
-------

On August 11, 1995, the Partnership refinanced the mortgage notes payable on Woodcreek. The new loan bears an interest rate of 8.54% and will mature August 11, 2002. Following is a summary of the transaction:


                           New loan proceeds......................       $ 5,250,000
                           Existing debt retired...................       (3,882,443)
                                                                          ----------
                           Cash proceeds from refinancing..              $ 1,367,557
                                                                           =========

The Partnership deposited $131,656 into property tax and deferred maintenance escrows and incurred loan costs of $122,381 relating to the refinancing.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1995, the Partnership owned four apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership   revenues   increased  by  $175,969   or 3%  for  the  nine  months
ended September 30, 1995. Rental revenue and interest income increased by $67,054 or 1% and $73,652 or 84%, respectively.

Rental revenue for the first nine months of 1995 was $5,802,600 as compared to $5,735,546 for the same period in 1994. The increase in rental revenue for the nine months ended September 30, 1995 is due to an increase in rental rates at all of the Partnership's properties. Rental income, however, for the three months ended September 30, 1995 decreased by $133,800 or 6%. This decrease is due to a decline in the occupancy rates at Cedar Run and Mountain Shadows by 2% and 4%, respectively.

Interest income for the nine months and three months increased by $73,652 or 84%
and  $33,112  or  125%  due  to  larger   average  cash  balances   invested  in
interest-bearing accounts and an increase in the interest rates.

The Partnership also recognized a gain on legal settlement of $35,263 as a result of the settlement with Southmark received in 1995.

Expenses:

Partnership expenses increased by $254,881 or 4% and $198,712 or 10% for the first nine months and three months of 1995 as compared to the same period last year, respectively.

Personnel expenses increased $43,094 or 7% and $18,869 or 9% for the nine months and three ended September 30, 1995 as compared to the same period in 1994, respectively. This increase is due to an increase in compensation paid and costs related to the hiring and relocating personnel, as well as the use of temporary services.

Other property operating expenses increased $45,168 or 14% for the first nine months of 1995 and $14,419 or 14% for the three months ended September 30, 1995. This increase can be attributed to increases in hazard insurance at Arrowhead and Mountain Shadows, as well as increases in office supplies and marketing at all four properties.

General and administrative expenses increased $130,419 and $140,526 for the nine months and three of 1995 as compared to the same period last year, respectively. The increase was due to costs incurred by the Partnership in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer as discussed in Item 5 - Other Information.

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of Contingent MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partner and General Partner, respectively. Therefore, for the three month and nine month period ended September 30, 1995, $127,222 and $385,495, respectively, was allocated to the General Partner. The limited partners received allocations of a net loss of $(71,861) and $(487,150) for the three month and nine month period ended September 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,373,163 of cash in the first nine months of 1995 as compared to $1,607,835 for the same period in 1994. The decrease in cash provided by operating activities in 1995 was mainly the result of cash paid to establish escrows on the refinanced mortgage payable for Woodcreek.

The Partnership expended $764,227 and $642,556 for capital improvements to its properties in the first nine months of 1995 and 1994, respectively.

During the first nine months of 1995, the Partnership experienced cash flow from financing activities of $644,155 as compared to expending $610,138 for the same period in 1994. The change in cash flow is due to proceeds of $1,367,557 for the refinancing of Woodcreek.

Short Term liquidity:

At September 30, 1995, the Partnership held cash and cash equivalents of $4,537,638 up $1,253,091 from the balance at December 31, 1994. This balance provides a comfortable level of working capital for the Partnership's operations.

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

The Partnership was faced with mortgage maturities at Woodcreek in August and December 1995; however, management successfully refinanced Woodcreek on August 11, 1995. The new 7 year note, in the amount of $5,250,000, retired the maturing mortgages of $3,882,443 and yielded $1,367,557 in proceeds to the Partnership. Management anticipates using the refinancing proceeds and the current cash reserves to payoff the mortgage on Cedar Run, which is at an unfavorable interest rate.

Long Term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has not received, nor is there any assurance that the Partnership will receive, any funds under the facility because no amounts will be reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions:

During 1994 , the limited partners received a cash distribution of $499,993. This distribution consisted of funds from the sale of Riverway V. A distribution of $409,922 for the contingent portion of the MID was accrued by the Partnership for the General Partner in September 30, 1995. In light of the Cedar Run payoff, management does not anticipate making further distributions to the limited partners during 1995. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support distributions to the limited partners.


                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
-------      -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

     The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the Appeals Court upheld all of the summary judgments in favor of BDO Seidman. In exchange for the plaintiff's agreement not to file any motions for rehearing or further appeals, BDO Seidman agreed that it will not pursue the counterclaims against the Partnership.

2) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, McNeil Investors and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the Partnership's limited partners. The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

     On August 18, 1995, McNeil Partners, McNeil Investors, the Partnerships, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     The High River tender offer expired on October 6, 1995. The Defendants believe that the action is moot and expect the matter to be dismissed shortly.

3)   Robert Lewis vs. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc., Robert
     A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action)

     Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships ("Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for Partnership equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. Plaintiff also claims that Defendants have breached the Partnership Agreements by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the Partnership assets for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as Nominal Defendants as listed above ("Partnerships"). Plaintiffs allege that Defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the Partnership Agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6)   Warren Heller vs. McNeil Partners,  L.P.,  McNeil Investors,  Inc.,  Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any  merit  to  Plaintiff's   allegations
     and intend to vigorously defend this action.

7) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C.
     Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Partnerships and to transfer the tendered units of interest in the Partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Partnerships; and attorneys' fees.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.  OTHER INFORMATION
-------  -----------------

As previously disclosed, on an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 46,276 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $95 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, McNeil Investors, and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 10,703 units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1995.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b)      Reports on Form 8-K.   There  were  no reports on Form 8-K filed during
         the quarter ended September 30, 1995.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XV, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



November 13, 1995                                  By:  /s/  Donald K. Reed
-------------------                                     -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



November 13, 1995                                  By:  /s/  Robert C. Irvine
-------------------                                     -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



November 13, 1995                                  By:  /s/  Brandon K. Flaming
-----------------                                       -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.

