Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1996-03-29
CIK 751044

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended                    December 31, 1995
                               -------------------------------------------------

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-14258


                        McNEIL REAL ESTATE FUND XV, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                              94-2941516
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code        (214)  448-5800
                                                  ---------------------------

Securities registered pursuant to Section 12(b) of the Act:     None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership
----------------------------------------------------------    units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

101,479 of the registrant's 102,836 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 41

                                TOTAL OF 43 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

Organization
------------

McNeil Real Estate Fund XV, Ltd. (the "Partnership") was organized June 26, 1984 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated October 11, 1991, as amended (the "Amended Partnership Agreement"). Prior to October 11, 1991, McNeil Realty Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated June 26, 1984 (the "Original Partnership Agreement"). The principal place of business for the Partnership and General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On September 14, 1984, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $35,000,000 of limited partnership units ("Units"), with the General Partners' right to increase the offering up to $60,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on January 31, 1986, with 101,519 Units sold at $500 each, or gross proceeds of $50,759,500 to the Partnership. In addition, the original general partners purchased a total of 10 Units for $5,000. In 1991 and in 1992, 651 and 696 Units, respectively, were issued to the General Partner for payment of the fixed portion of the Management Incentive Distribution ("MID"). In 1993, 1994 and 1995, 10, 20 and 10 Units, respectively, were relinquished leaving 102,836 Units outstanding as of December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interest in the Corporate General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; and (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On October 11, 1991, the limited partners approved a restructuring proposal providing for (i) the replacement of the Corporate General Partner and McNeil with the General Partner; (ii) the adoption of the Amended Partnership Agreement, which substantially alters provisions of the Original Partnership Agreement relating to, among other things, compensation, reimbursements of expenses, and voting rights; and (iii) the approval of a new property management agreement with McREMI, the Partnership's property manager.

The Amended Partnership Agreement provides for a MID to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. In 1992 and 1991, the General Partner received 696 and 651 Units, respectively, for such a payment. See Item 8 - Note 2 "Transactions with Affiliates". For a discussion of the methodology for calculating and distributing the MID see Item 13 - Certain Relationships and Related Transactions.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $26,655 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May for $8,608 which, combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $35,263.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At December 31, 1995, the Partnership owned four income-producing properties as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The Partnership is managed by the General Partner and, in accordance with the Amended Partnership Agreement, the Partnership reimburses affiliates of the General Partner for certain costs incurred by affiliates in connection with the management of the Partnership's business. See Item 8 - Note 2 - "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties followed by distributions. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for discussion of competitive conditions at the Partnership's properties.

Other information:

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $95.00 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the Limited Partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 6.74% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case (with the exception of Cedar Run, which is unencumbered by mortgage indebtedness) to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and
Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of the management, the properties are adequately covered by insurance.


                                            Net Basis                             1995           Date
Property              Description           of Property           Debt        Property Tax     Acquired
-------------         -----------         --------------      -------------   ------------     --------

Arrowhead (1)         Apartments
Shawnee, KS           436 units           $    8,617,008      $   7,119,395     $ 146,627        3/85

Cedar Run             Apartments
Lexington, KY         152 units                3,611,727                  -        30,247       12/85

Mountain
  Shadows (2)         Apartments
Albuquerque, NM       504 units               13,515,173         11,856,268        182,945       8/85

Woodcreek (3)         Apartments
Cary, NC              200 units                5,805,086          5,240,470         61,814      12/85
                                           -------------       ------------      ---------
                                          $   31,548,994      $  24,216,133     $  421,633
                                           =============       ============      =========


-----------------------------------------
Total:    Apartments  -  1,292 units

 (1) Arrowhead Apartments is owned by Arrowhead Fund XV Limited Partnership which is wholly-owned by the Partnership.

 (2) Mountain Shadows Apartments is owned by McNeil Mountain Shadows Fund XV Limited Partnership which is wholly-owned by the Partnership.

 (3) Woodcreek Apartments is owned by Woodcreek Fund XV, Ltd. which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:


                                        1995            1994           1993           1992        1991
                                       ------           -----          -----         ------       -----
Arrowhead
   Occupancy Rate............             95%             95%            96%            92%         89%
   Rent Per Square Foot......           $6.76           $6.42          $5.95         $5.49        $5.25

Cedar Run
   Occupancy Rate............             95%             95%            91%            92%         90%
   Rent Per Square Foot......           $7.22           $7.14          $6.61          $6.32       $6.13

Mountain Shadows
   Occupancy Rate............             88%             94%            95%            93%         89%
   Rent Per Square Foot......           $8.24           $7.97          $7.53          $6.88       $6.26

Woodcreek
   Occupancy Rate............             95%             99%            97%            92%         98%
   Rent Per Square Foot......           $8.42           $8.08          $7.40          $6.87       $6.62

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

Occupancy rates at Arrowhead mirror the local area average of 95%. Area occupancy rates are expected to remain in the 95% range. Arrowhead is located in an affluent county in metropolitan Kansas City. The apartment market is extremely concentrated with over 3,000 apartment units within a one mile radius of Arrowhead. The increase in capital improvements over the last several years has allowed the property to reposition itself as one of the leaders in the market.

The extensive capital improvement program at Cedar Run has resulted in increasing the occupancy rate from 90% in 1991 to 95% in 1995. The market has fluctuated from 90% to 96%, while Cedar Run has held its occupancy rate constant throughout the year. The property's rent per square foot is currently 12% higher than the local market rate. There has been little new development of multi-family projects in the area.

Mountain Shadows is located in a very competitive market in Albuquerque. The market maintains an occupancy level at 88% with an additional 1,892 units under construction. The capital improvements program that Mountain Shadows has been involved in has kept the property aggressive in the market.

The occupancy rate at Woodcreek dropped off slightly in 1995 to 95% due to the additional units added in the market during the year. The market averages a strong 96%. The property is located in a rapidly developing area of Wake County in North Carolina. The current capital improvement program has enabled the property to stay competitive in a growing market.

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark  bankruptcy,  see Item 1 - Business.  See also
Item 8 - Note 9 - "Gain on Legal Settlement."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

None.
                                                      PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED
-------     --------------------------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------

(A)  There  is  no  established  public   trading  market  for Units, nor is one
     expected to develop.

(B)  Title of Class                       Number of Record Unit Holders
     --------------                       -----------------------------

     Limited partnership units            5,568 as of February 16, 1996

(C) No distributions were made to the limited partners during 1995. Cash distributions of $499,993 were made to the limited partners during 1994. The distributions consisted of funds from the sale of Riverway Five. The Partnership accrued distributions of $519,812 and $508,862 for the benefit of the General Partner for the years ended December 31, 1995 and 1994, respectively, of which all have been paid as of December 31, 1995. These distributions are the contingent MID pursuant to the Amended Partnership Agreement. Distributions of the contingent MID are expected to be paid to the General Partner in 1996. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood they will continue to limited partners. In February 1996, a distribution of $500,000 was made to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.


Statements of                                             Years Ended December 31,
Operations                              1995           1994            1993           1992           1991
------------------                  -------------  -------------  --------------  -------------  --------

Rental revenue...............         $ 7,716,859   $ 7,415,746    $ 7,237,745     $ 7,897,402   $ 7,685,515
Total revenue................           7,991,130     7,772,979      7,280,900       7,982,880     7,798,105
Write-down for permanent
 impairment of real estate...                   -             -              -       3,327,000     2,000,000
Loss on disposition of real
 estate......................                   -             -      2,002,611               -             -
Loss before extraordinary
 items.......................            (198,113)      (41,096)    (3,099,381)     (5,450,278)   (5,051,760)
Extraordinary gain on early
 extinguishment of debt......                   -             -      2,681,807          52,623             -
Net loss.....................            (198,113)      (41,096)      (417,574)     (5,397,655)   (5,051,760)

Net loss per limited
 partnership unit:
Loss before extraordinary
 items.......................         $     (6.90)   $    (5.19)   $    (35.26)    $    (52.45)  $    (49.19)
Extraordinary gain on early
 extinguishment of debt......                   -             -          25.81             .51             -
                                       ----------     ---------     ----------      ----------    ----------

Net loss.....................         $     (6.90)   $    (5.19)   $     (9.45)    $    (51.94)  $    (49.19)
                                       ==========     =========     ==========      ==========    ==========


                                                                   As of December 31,
                                      ----------------------------------------------------------------------
Balance Sheets                          1995           1994            1993           1992           1991
--------------                        -----------    ----------    -----------     -----------   -----------

Real estate investments,
 net...........................       $31,548,994   $32,336,645    $33,207,297     $35,470,317   $46,927,977
Asset held for sale............                 -             -              -       6,515,301             -
Total assets...................        35,129,849    37,030,171     38,348,427      43,663,439    49,330,836
Mortgage notes payable,
 net...........................        24,216,133    25,443,252     25,803,685      30,191,039    30,366,355
Partners' equity...............        10,037,853    10,755,778     11,805,729      12,627,676    18,077,250


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Riverway Five on December 28, 1993, while La Plaza East was lost to foreclosure on May 11, 1993.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1995, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

During 1992, La Plaza East lost a major tenant and management determined that it would be in the Partnership's best economic interest not to make the improvement required to lease the property. Therefore in September 1992, the Partnership ceased making debt service payments on La Plaza East and it was subsequently placed in receivership. On May 11, 1993, the Partnership allowed the foreclosure of La Plaza East by the lender in full settlement of the mortgage indebtedness on the property.

Riverway Five was sold by the Partnership on December 28, 1993 yielding cash proceeds of $2,034,822. The property had very limited parking spaces and was only 64% occupied. The Partnership had previously recorded write-downs of $1,800,000 and $2,000,000 in 1992 and 1991, respectively, due to reevaluations of the long-term prospects for the market and the lack of available parking. Management believed that leasing the vacant space would be most difficult, therefore the Partnership accepted a purchase offer, and the property was sold for $2,100,000. The Partnership filed suit against the title company involved in the Partnership's purchase of the property over representations of rights to additional parking when the property was acquired. In September 1994, the Partnership and Chicago Title reached a settlement of $300,000 which is recorded as gain on settlement of litigation on the Statements of Operations net of related legal costs.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenue:

Partnership revenues increased by $218,151 or 3% for the year ended 1995 as compared to 1994. Rental revenue and interest income increased by $301,113 and $104,776, respectively.

In 1994, the Partnership recognized income of $223,001 for the settlement of litigation, as discussed above. In 1995, the Partnership recognized a gain on legal settlement of $35,263 as a result of the settlement with Southmark.

Rental revenue was $7,716,859 for 1995 as compared to $7,415,746 in 1994. The increase is primarily due to increases in rental rates, offset by slight decreases in occupancy rates at all the properties.

Interest income earned on cash and cash equivalents increased due to an increase
in  the  interest   rates  and  larger   average  cash   balances   invested  in
interest-bearing accounts.

Expenses:

Partnership expenses increased in 1995 by $375,168 or 5% as compared to the same period last year. The increase is primarily due to increases in property taxes, other property operating and general and administrative expenses.

Property tax expense for 1995 was $421,633 as compared to $393,660 in 1994. The increase of $27,973 or 7% is a result of an increase in the assessed property value at Mountain Shadows.

Other property operating expenses increased $53,477 or 12% for the year ended 1995 as compared to the year ended 1994. The increase can be attributed to increases in hazard insurance at Arrowhead and Mountain Shadows, as well as increases in office supplies and marketing at all four properties.

General and administrative expenses increased $145,222 as compared to 1994 due to costs incurred by the Partnership in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer as discussed in Item 1 - Business.

1994 compared to 1993

Revenue:

Partnership  revenues  increased  by $492,079 or 7% in 1994 as compared to 1993.
Rental  revenue  and  interest   income   increased  by  $178,001  and  $91,077,
respectively.

Rental revenue for 1994 was $7,415,746 as compared to $7,237,745 for the same period in 1993. This increase is primarily due to increases in rental rates at all of the properties and an increase in the occupancy rate at Cedar Run and Woodcreek. These increases offset the loss of $340,501 in rental revenue due to the sale of Riverway Five, as discussed above.

The Partnership also recognized income of $223,001 in 1994 for the settlement of the lawsuit, as discussed above.

Interest income earned on cash and cash equivalents increased due to an increase
in  the  interest   rates  and  larger   average  cash   balances   invested  in
interest-bearing accounts.

Expenses:

Partnership expenses decreased in 1994 by $2,566,206 or 25% as compared to the same period last year due to the loss on dispositions of real estate of $2,002,611 relating to the foreclosure of La Plaza East in May 1993 and the sale of Riverway Five. The effects from these transactions were declines of $48,705 for depreciation, $50,447 for property taxes, $13,405 for personnel expenses, $87,811 for utilities, $47,245 for repair and maintenance, $18,301 for property management fees - affiliates, and $28,788 for other property operating expenses.

In addition to the foreclosure of La Plaza East and sale of Riverway Five, other factors affected the level of expenses reported by the remaining properties. Interest expense decreased $261,161 or 10% as compared to the same period in 1993 due to the refinancing in June of 1993 of the mortgage payable at Arrowhead and Mountain Shadows at lower interest rates.

General and administrative expenses decreased by $105,882 or 48% as compared to 1993 due to savings the Partnership achieved through a new tax processing and reporting system and reductions in legal and professional fees.

General and administrative - affiliates decreased by $69,347 or 23% as compared to 1993 primarily due to an amendment of the Amended Partnership Agreement which eliminated the Fixed MID effective July 1993.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership has experienced positive cash flow from operations of $4,887,783 for the three years ended December 31, 1995. In 1995, the Partnership received net cash proceeds of $1,367,557 through the refinance of Woodcreek. During 1993, the Partnership received net cash proceeds of $4,288,348 for the sale of Riverway Five and the refinancings of Arrowhead and Mountain Shadows. Over the last three years the Partnership has used cash to fund $3,083,787 in additions to real estate investments, $1,125,290 in scheduled principal payments on mortgage notes payable, $981,925 for additional deferred borrowing costs and $1,445,502 for payment of the contingent portion of the MID. In December 1995, proceeds from the refinance of Woodcreek and current cash reserves totaling $2,217,856 were used to pay off the mortgage on Cedar Run.

The Partnership's generated cash flow of $1,914,501 through operating activities in 1995 as compared to $2,107,801 in 1994. This decline of $193,300 in cash provided by operating activities is primarily due to the proceeds received from the litigation settlement in 1994. The increases in the cash received from tenants and interest received were offset by the increase in the cash paid to suppliers and the property taxes paid.

The Partnership generated cash flow of $2,107,801 through operating activities in 1994 as compared to $865,481 in 1993. The increase in 1994 was partially attributed to the reduction in the amount of interest paid during 1994 as compared to 1993. The refinancing of the mortgage notes on Arrowhead and Mountain Shadows yielded lower interest rates. Other factors include an increase in the cash received from tenants due to the increase in rental rates, the reduction in the taxes paid during 1994, and an increase in interest received.

The Partnership expended $1,168,355, $1,014,729 and $900,703 for capital improvements to the properties in 1995, 1994 and 1993, respectively. The Partnership also received proceeds of $2,034,822 for the sale of Riverway Five in December of 1993.

During 1994, the Partnership paid distributions to the limited partners of $499,993 for the first time since 1986. In 1995, proceeds from the refinance of a mortgage note were used to retire another mortgage note, as discussed above. In 1993, the Partnership refinanced two mortgage notes, as discussed above, and received proceeds of $2,253,526.

Short-term liquidity:

The Partnership held cash and cash equivalents of $2,079,352 at December 31, 1995, down $1,205,195 from the balance at December 31, 1994. This balance provides a reasonable level of working capital for the Partnership's operations.

In 1996, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In the past three years the Partnership has spent over $3 million renovating the properties so they can remain competitive in their respective markets. In 1996, the Partnership has budgeted to spend approximately $510,000 on capital improvements, which are expected to be funded from operations of the properties.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has not received, nor is there any assurance that the Partnership will receive, any funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment by the General Partner will terminate on October 11, 1996.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. All or a combination of these steps may be inadequate or unfeasible in resolving such potential working capital deficiencies. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard in excess of the $5,000,000 revolving credit facility discussed above.

Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of contingent MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore for the three year period ended December 31, 1995, $511,270, $492,604, and $554,160, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of $(709,383), $(533,700) and $(971,734) for the three year period ended December 31, 1995, respectively.

During 1994, the limited partners received a cash distribution of $499,993. This distribution consisted of funds from the sale of Riverway Five. A distribution of $519,812 for the contingent portion of the MID was accrued by the Partnership for the General Partner in 1995. In light of the Cedar Run payoff, management did not make any distributions to the limited partners in 1995. In February 1996, a distribution of $500,000 was made to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support additional distributions to the limited partners.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                     Page
                                                                     Number
                                                                     ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.............................15

   Balance Sheets at December 31, 1995 and 1994.........................16

   Statements of Operations for each of the three years in the period ended December 31, 1995...........................................17

   Statements of Partners' Equity (Deficit) for each of the three years in the period ended December 31, 1995.............................18

   Statements of Cash Flows for each of the three years in the period ended December 31, 1995....................................19

   Notes to Financial Statements........................................21

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation...................................................33
























All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XV, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XV, Ltd. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XV, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP



Dallas, Texas
   March 6, 1996

                        McNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS


                                                                                   December 31,
                                                                       -----------------------------------
                                                                            1995                 1994
                                                                       ---------------      --------------

ASSETS
------
Real estate investments:
   Land.....................................................           $     7,087,195      $    7,087,195
   Building and improvements................................                44,889,821          43,721,466
                                                                        --------------       -------------
                                                                            51,977,016          50,808,661
   Less:  Accumulated depreciation..........................               (20,428,022)        (18,472,016)
                                                                        --------------       -------------
                                                                            31,548,994          32,336,645

Cash and cash equivalents...................................                 2,079,352           3,284,547
Cash segregated for security deposits.......................                   249,574             244,994
Accounts receivable.........................................                     6,691              11,488
Prepaid expenses and other assets...........................                    43,905              85,623
Escrow deposits.............................................                   364,431             278,490
Deferred borrowing costs, net of accumulated
   amortization of $172,430 and $124,350 at
   December 31, 1995 and 1994, respectively ................                   836,902             788,384
                                                                        --------------       -------------
                                                                       $    35,129,849      $   37,030,171
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    24,216,133      $   25,443,252
Accounts payable............................................                    42,258              26,499
Accrued expenses............................................                   197,112              79,404
Accrued interest............................................                   169,346             188,816
Accrued property taxes......................................                   164,534             212,148
Payable to affiliates - General Partner.....................                    48,469              56,915
Security deposits and deferred rental income................                   254,144             267,359
                                                                        --------------       -------------
                                                                            25,091,996          26,274,393
                                                                        --------------       -------------

Partners' equity (deficit):
 Limited partners - 120,000 limited partnership units
 authorized;  102,836 and 102,846  limited  partnership
 units issued and outstanding at December 31, 1995
 and 1994, respectively.....................................                10,394,645          11,104,028
 General Partner............................................                  (356,792)           (348,250)
                                                                        --------------       -------------
                                                                            10,037,853          10,755,778
                                                                        --------------       -------------
                                                                       $    35,129,849      $   37,030,171
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                      -------------------------------------------------
                                                          1995               1994               1993
                                                      -----------        -----------        -----------
Revenue:
   Rental revenue..........................           $ 7,716,859        $ 7,415,746        $ 7,237,745
   Interest................................               239,008            134,232             43,155
   Gain on settlement of legal expenses....                35,263                  -                  -
   Gain on settlement of litigation........                     -            223,001                  -
                                                       ----------         ----------         ----------
     Total revenue.........................             7,991,130          7,772,979          7,280,900
                                                       ----------         ----------         ----------

Expenses:
   Interest................................             2,433,439          2,397,880          2,659,041
   Depreciation and amortization...........             1,956,006          1,885,381          1,826,962
   Property taxes..........................               421,633            393,660            436,860
   Personnel expenses......................               835,031            810,327            771,130
   Repairs and maintenance.................               785,740            801,181            862,291
   Property management fees -
     affiliates............................               385,074            376,559            367,413
   Utilities...............................               378,487            366,026            473,874
   Other property operating expenses.......               487,602            434,125            455,934
   General and administrative..............               258,081            112,859            218,741
   General and administrative -
     affiliates............................               248,150            236,077            305,424
   Loss on dispositions of real estate.....                     -                  -          2,002,611
                                                       ----------         ----------         ----------
     Total expenses........................             8,189,243          7,814,075         10,380,281
                                                       ----------         ----------         ----------

Loss before extraordinary item.............              (198,113)           (41,096)        (3,099,381)
Extraordinary gain on early extin-
   guishment of debt.......................                     -                  -          2,681,807
                                                       ----------         ----------         ----------
Net loss...................................           $  (198,113)       $   (41,096)       $  (417,574)
                                                       ==========         ==========         ==========

Net loss allocable to limited partners.....           $  (709,383)       $  (533,700)       $  (971,734)
Net income allocable to
   General Partner.........................               511,270            492,604            554,160
                                                       ----------         ----------         ----------
Net loss...................................           $  (198,113)       $   (41,096)       $  (417,574)
                                                       ==========         ==========         ==========

Net loss per limited partnership unit:
   Loss before extraordinary item..........           $     (6.90)       $     (5.19)       $    (35.26)
   Extraordinary gain on early
     extinguishment of debt................                     -                  -              25.81
                                                       ----------         ----------         ----------
Net loss...................................           $     (6.90)       $     (5.19)       $     (9.45)
                                                       ==========         ==========         ==========

Distribution per limited partnership unit..           $         -        $      4.86        $         -
                                                       ==========         ==========         ==========

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993



                                                                                                   Total
                                                      General                 Limited              Partners'
                                                      Partner                 Partners             Equity
                                                 ----------------        ---------------       ---------------

Balance at December 31, 1992..............       $      (481,779)        $    13,109,455       $    12,627,676

Net income (loss).........................               554,160                (971,734)             (417,574)

Contingent Management Incentive
   Distribution...........................              (404,373)                      -              (404,373)
                                                  --------------          --------------        --------------

Balance at December 31, 1993..............              (331,992)             12,137,721            11,805,729

Net income (loss).........................               492,604                (533,700)              (41,096)

Limited partners distribution.............                     -                (499,993)             (499,993)

Contingent Management Incentive
   Distribution...........................              (508,862)                      -              (508,862)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............              (348,250)             11,104,028            10,755,778

Net income (loss).........................               511,270                (709,383)             (198,113)

Contingent Management Incentive
   Distribution...........................              (519,812)                      -              (519,812)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............       $      (356,792)        $    10,394,645       $    10,037,853
                                                  ==============          ==============        ==============













                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                For the Years Ended December 31,
                                                      --------------------------------------------------
                                                          1995               1994               1993
                                                      ------------       ------------       ------------
  Cash flows from operating activities:
   Cash received from tenants..............           $ 7,687,865        $ 7,446,868        $ 7,204,490
   Cash received from legal settlement.....                35,263                  -                  -
   Cash paid to suppliers..................            (2,639,152)        (2,486,722)        (2,780,099)
   Cash paid to affiliates.................              (630,652)          (611,940)          (715,617)
   Interest received.......................               239,008            134,232             43,155
   Interest paid...........................            (2,308,035)        (2,285,387)        (2,571,339)
   Property taxes paid.....................              (469,796)          (312,251)          (563,749)
   Proceeds from litigation settlement.....                     -            223,001                  -
   Insurance proceeds......................                     -                  -            248,640
                                                       ----------        -----------         ----------
Net cash provided by operating activities..             1,914,501          2,107,801            865,481
                                                       ----------        -----------         ----------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (1,168,355)        (1,014,729)          (900,703)
   Net proceeds from disposition of
     real estate...........................                     -                  -          2,034,822
                                                       ----------        -----------         ----------
Net cash provided by (used in)
   investing activities....................            (1,168,355)        (1,014,729)         1,134,119
                                                       ----------        -----------         ----------

Cash flows from financing activities:
   Net proceeds from refinancing of
     mortgage notes payable................             1,367,557                  -          2,253,526
   Principal payments on mortgage
     notes payable.........................            (2,644,430)          (407,750)          (290,966)
   Deferred borrowing costs paid...........              (143,638)                 -           (838,287)
   Limited partners distribution...........                     -           (499,993)                 -
   Contingent Management
     Incentive Distribution................              (530,830)          (511,458)          (403,214)
                                                       ----------        -----------         ----------
Net cash provided by (used in)
     financing activities..................            (1,951,341)        (1,419,201)           721,059
                                                       ----------        -----------         ----------

Net increase (decrease) in cash and
     cash equivalents......................            (1,205,195)          (326,129)         2,720,659

Cash and cash equivalents at
     beginning of year.....................             3,284,547          3,610,676            890,017
                                                       ----------        -----------         ----------

Cash and cash equivalents at end
     of year...............................           $ 2,079,352       $  3,284,547        $ 3,610,676
                                                       ==========        ===========         ==========

See discussions of noncash investing and financing activities in Note 7.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                               For the Years Ended December 31,
                                                      --------------------------------------------------
                                                          1995               1994               1993
                                                      ------------       ------------       ------------
Net loss...................................           $  (198,113)       $   (41,096)       $  (417,574)
                                                       ----------         ----------         ----------

Adjustments to reconcile net loss
   to net cash provided by operating
     activities:
   Depreciation and amortization...........             1,956,006          1,885,381          1,826,962
   Amortization of discounts on
     mortgage notes payable................                49,754             47,317             22,583
   Amortization of deferred borrowing
     costs.................................                95,120             68,136             98,023
   Extraordinary gain on early
     extinguishment of debt................                     -                  -         (2,681,807)
   Loss on disposition of real estate......                     -                  -          2,002,611
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                (4,580)            12,952            (37,854)
     Accounts receivable...................                 4,797              8,137             (1,724)
     Accounts receivable - insurance
       claim...............................                     -                  -            248,640
     Prepaid expenses and other assets.....                41,718            (29,561)             4,572
     Escrow deposits.......................               (85,941)            61,811           (326,968)
     Accounts payable......................                15,759             (9,505)            21,077
     Accrued expenses......................               117,708             12,911             33,688
     Accrued interest......................               (19,470)            (2,960)           (32,904)
     Accrued property taxes................               (47,614)            70,734            129,404
     Payable to affiliates - General
       Partner.............................                 2,572                696            (42,780)
     Security deposits and deferred
       rental income.......................               (13,215)            22,848             19,532
                                                       ----------         ----------         ----------

         Total adjustments.................             2,112,614          2,148,897          1,283,055
                                                       ----------         ----------         ----------

Net cash provided by operating activities..           $ 1,914,501        $ 2,107,801        $   865,481
                                                       ==========         ==========         ==========






                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XV, Ltd. (the "Partnership") was organized June 26, 1984 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated October 11, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At December 31, 1995, the Partnership owned four income-producing properties as described in Note 4 - Real Estate Investments.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of the following listed tier partnerships. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnership is detailed as follows:

                                                    % of Ownership Interest
   Tier Partnership                             Partnership        General Partner
   ----------------                             -----------        ---------------

Arrowhead Fund XV LP (a)(b)                         100                   -
McNeil Mountain Shadows Fund XV LP (a)(b)           100                   -
Woodcreek Fund XV, Ltd. (a)(c)                      100                   -


(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Included in financial statements for years ended December 31, 1995, 1994 and 1993.

(c) Included in financial statements for year ended December 31, 1995.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterment's are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years. Tenant improvements were amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are being amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its residential properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

The Partnership leased its commercial properties under noncancelable operating leases. Certain leases provided concessions and/or periods of escalating or free rent. Rental revenue was recognized on a straight-line basis over the term of the related leases.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income of the Partnership for both financial statements and income tax reporting purposes to be allocated as indicated below. For allocation purposes, net income and net loss of the Partnership are determined prior to deductions for depreciation:

a) first, deductions for depreciation shall be allocated 1% to the General Partner and 99% to the limited partners;

b) then, net income in an amount equal to the greater of 1) 1% of net income or 2) the cumulative amount distributed for the contingent portion of the Management Incentive Distribution ("MID") for which no income allocation has previously been made shall be allocated to the General Partner; provided that if all or a portion of such distribution consists of limited partnership units ("Units"), the amount of net income allocated shall be equal to the amount of cash the General Partner would have otherwise received; and

c)   any remaining net income shall be allocated 100% to the limited partners.

The Amended Partnership Agreement provides that net losses shall be allocated 1% to the General Partner and 99% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions of cash from property operations shall be made as follows:

(a) first, to the General Partner, an amount equal to the contingent portion of the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

At the discretion of the General Partner, distribution of cash from sales or refinancing shall be distributed as follows:

(a)  first, to the General Partner, an amount equal to any contingent portion of
     the  MID  not  satisfied  through   distributions  of  cash  from  property
     operations; and

(b) any remaining cash shall be distributed to the limited partners in the following proportions: 95/270 to Group A subscribers, 90/270 to Group B subscribers and 85/270 to Group C subscribers of the pro rata portion of the original invested capital attributable to each group of subscribers.

No distributions were made to the limited partners during 1995 or 1993. Cash distributions of $499,993 were made to the limited partners during 1994. The Partnership accrued distributions of $519,812, $508,862 and $404,373 for the benefit of the General Partner for the years ended December 31, 1995, 1994 and 1993, respectively. The distributions are the contingent portion of the MID pursuant to the Amended Partnership Agreement. In February 1996, a distribution of $500,000 was made to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support additional distributions to the limited partners.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding calculated on the last day of each calendar month. Per Unit information has been computed based on 102,836, 102,846 and 102,866 weighted average Units outstanding in 1995, 1994 and 1993, respectively.

Reclassification
----------------

Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI could have also chosen to provide leasing services for the Partnership's commercial properties, in which case McREMI would have received property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property was located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership reimbursed an affiliate of the General Partner for costs incurred in connection with refinancing and modification of mortgage notes payable. These costs are capitalized as deferred borrowing costs and amortized over the remaining term of the related mortgage.

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of
(i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and
(ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminated the Fixed MID portion and made the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remained the same.

Fixed MID was payable in Units unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID, in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1995, 1994 or 1993 because the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                 For the Years Ended December 31,
                                                        -----------------------------------------------
                                                           1995               1994               1993
                                                        ---------          ---------          ---------
Deferred borrowing costs...................             $       -          $       -          $  42,839
Property management fees - affiliates......               385,074            376,559            367,413
Charged to general and
   administrative - affiliates:
   Partnership administration..............               248,150            236,077            246,365
   Fixed MID...............................                     -                  -             59,059
                                                         --------           --------           --------
                                                        $ 633,224          $ 612,636          $ 715,676
                                                         ========           ========           ========

Charged to General Partner's deficit:
   Contingent MID..........................             $ 519,812          $ 508,862          $ 404,373
                                                         ========           ========           ========

Payable to affiliates - General Partner at December 31, 1995 and 1994 consists primarily of reimbursable costs and property management fees which are due and payable from current operations.

NOTE 3 - TAXABLE LOSS
---------------------

McNeil Real Estate Fund XV, Ltd. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $472,231 in 1995, $284,142 in 1994 and $223,814 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:

                                                    Buildings and        Accumulated            Net Book
       1995                          Land           Improvements         Depreciation           Value
       ----                       -----------       -------------        -------------        ------------
Arrowhead
   Shawnee, KS                    $ 1,537,294        $ 13,723,961        $ (6,644,247)        $ 8,617,008
Cedar Run
   Lexington, KY                      866,465           4,660,303          (1,915,041)          3,611,727
Mountain Shadows
   Albuquerque, NM                  3,236,768          19,017,982          (8,739,577)         13,515,173
Woodcreek
   Cary, NC                         1,446,668           7,487,575          (3,129,157)          5,805,086
                                   ----------         -----------        ------------          -----------
                                  $ 7,087,195        $ 44,889,821       $ (20,428,022)        $ 31,548,994
                                   ==========         ===========        ============          ===========

                                                    Buildings and        Accumulated            Net Book
       1994                          Land           Improvements         Depreciation           Value
       ----                       -----------       -------------       --------------       ------------

Arrowhead                         $ 1,537,294        $ 13,461,561       $  (6,043,380)       $  8,955,475
Cedar Run                             866,465           4,398,333          (1,693,290)          3,571,508
Mountain Shadows                    3,236,768          18,632,378          (7,936,767)         13,932,379
Woodcreek                           1,446,668           7,229,194          (2,798,579)          5,877,283
                                   ----------         -----------        ------------         -----------
                                  $ 7,087,195        $ 43,721,466       $ (18,472,016)       $ 32,336,645
                                   ==========         ===========        ============         ===========


During the second quarter of 1992, the Partnership placed La Plaza East on the market. This decision was made after a major tenant gave notice of intent to terminate their lease in October 1992 and management determined that the cost of improvements required to lease this space could not be recovered by the Partnership. Management recorded a write-down of $1,527,000 to reflect a permanent impairment in the carrying value of the real estate during the second quarter of 1992. As of September 30, 1992, the Partnership ceased making debt service payments on the mortgage note and in November 1992, the property was placed in receivership. The property was lost through foreclosure on May 12, 1993. See Note 7.

During the fourth quarter of 1992, the Partnership recorded a $1,800,000 write-down for permanent impairment of the Partnership's investment in Riverway Five. The Partnership wrote down the carrying value of the property to its estimated recoverable amount due to a reevaluation of the long-term prospects for this market and the lack of parking available at the property. On or about August 19, 1993, the Partnership filed an action against the title company regarding the lack of parking. Although Riverway Five was sold December 28, 1993, the Partnership continued to pursue the action filed against the title company. On September 14, 1994, the Partnership received a settlement of $300,000 which is included in the Statement of Operations net of related legal costs.

Except for Cedar Run, the Partnership's real estate properties are encumbered by mortgage indebtedness as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1995 and 1994. All mortgage notes are secured by real estate investments.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                        December 31,
Property                 Position (a)     Rates %      Maturity Date (d)           1995                1994
--------                 ---------------  -------      -----------------       --------------    ----------------
Arrowhead                First             8.150       $   60,450    07/03     $    7,294,796    $     7,420,072
                         Discount (b)                                                (175,401)          (194,068)
                                                                                --------------    --------------
                                                                                    7,119,395          7,226,004
                                                                                -------------     --------------

Cedar Run (e)            First            11.035           22,919    01/01                  -          2,246,411
                                                                                -------------     --------------

Mountain Shadows         First             8.150          100,670    07/03         12,148,372         12,357,000
                         Discount (b)                                                (292,104)          (323,191)
                                                                                --------------    --------------
                                                                                   11,856,268         12,033,809
                                                                                --------------    --------------

Woodcreek                First (c)         8.540           40,517    08/02          5,240,470                  -
                         First            10.000           28,546    08/95                  -          2,700,090
                         Second           11.000           11,918    12/95                  -          1,236,938
                                                                                -------------     --------------
                                                                                    5,240,470          3,937,028
                                                                                -------------     --------------
                                                                               $   24,216,133    $    25,443,252
                                                                                =============     ==============


(a)  The debt is non-recourse to the Partnership.

(b) Discounts are based on an effective interest rate of 8.62% for Arrowhead and Mountain Shadows.

(c) On August 11, 1995, the Partnership refinanced the mortgage note payable on Woodcreek (See Note 6).

(d)  Balloon payments on the mortgage notes payable are due as follows:

         Property                   Balloon Payment            Date
         ----------------           ---------------           -----
         Woodcreek                    $4,894,767              08/02
         Arrowhead                     5,947,622              07/03
         Mountain Shadows              9,904,857              07/03

(e) On December 28, 1995, the Partnership paid off the mortgage note payable on Cedar Run in the amount of $2,217,856. The related deferred borrowing costs in the amount of $47,040 were written off.

Scheduled principal maturities of the mortgage notes payable under existing agreements, before consideration of discounts of $467,505, are as follows:

                  1996....................................     $   402,373
                  1997....................................         436,589
                  1998....................................         473,715
                  1999....................................         513,999
                  2000....................................         557,709
                  Thereafter..............................      22,299,253
                                                               -----------
                    Total.................................    $ 24,683,638
                                                               ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $24,306,000 as of December 31, 1995.

NOTE 6 - REFINANCING OF MORTGAGE NOTES PAYABLE
----------------------------------------------

On August 11, 1995, the Partnership refinanced the mortgage notes payable on Woodcreek. The new loan bears an interest rate of 8.54% and will mature August 11, 2002. Following is a summary of the transaction:

      New loan proceeds......................     $   5,250,000
      Existing debt retired...................       (3,882,443)
                                                   ------------
      Cash proceeds from refinancing..            $   1,367,557
                                                   ============

The Partnership deposited $131,656 into property tax and deferred maintenance escrows and incurred loan costs of $143,638 relating to the refinancing.

On June 24, 1993, the General Partner refinanced a portfolio of properties via a Real Estate Mortgage Investment Conduit ("REMIC"). This REMIC consists of a pool of properties from various partnerships affiliated with the General Partner. Arrowhead and Mountain Shadows were included in the REMIC. The properties in the REMIC are not collateralized across the partnerships, but are cross-collateralized within the same partnership. The new mortgage loans bear an interest rate of 8.15%, which has been discounted to an effective rate of 8.62%, and mature in July 2003. Following is a summary of the cash proceeds relating the refinancings:

                                                             Mountain
                                         Arrowhead           Shadows              Total
                                        ------------      -------------      -------------

  New loan proceeds..................   $ 7,581,000       $ 12,625,000       $ 20,206,000
  Existing debt retired..............    (6,973,979)       (10,219,402)       (17,193,381)
  Mortgage discount..................      (220,294)          (366,865)          (587,159)
  Prepayment penalty.................       (69,740)          (102,194)          (171,934)
                                         ----------        -----------        -----------
  Cash proceeds from refinancing.....   $   316,987       $  1,936,539       $  2,253,526
                                         ==========        ===========        ===========

Of the proceeds, the Partnership deposited $389,881 into property tax, insurance, and replacements escrows and incurred loan costs of $838,287 relating to the refinancings. The Partnership also recognized an extraordinary loss on early extinguishment of debt on Arrowhead in the amount of $94,386 and Mountain Shadows in the amount of $155,239, which is attributable to the unamortized loan costs and prepayment penalties related to the retired mortgages.

NOTE 7 - DISPOSITION OF PROPERTY
--------------------------------

On December 28, 1993, the Partnership sold its investment in Riverway Five to an unaffiliated buyer for a cash sales price of $2,100,000. Cash proceeds from this transaction, as well as the gain on sale of Riverway Five is detailed below.

                                                              Gain on Sale   Cash Proceeds
                                                              ------------   -------------
Sales price..........................................         $ 2,100,000     $ 2,100,000
Real estate taxes paid...............................                   -         (50,447)
Selling costs........................................             (14,731)        (14,731)
Basis of real estate sold............................          (1,370,233)              -
                                                               ----------
Gain on sale.........................................         $   715,036
                                                               ==========      ----------
Net cash proceeds....................................                         $ 2,034,822
                                                                               ==========

On May 11, 1993, La Plaza East was foreclosed on by the lender in full settlement of the mortgage indebtedness. In connection with this transaction, the Partnership recognized a loss on disposition of real estate and an extraordinary gain on early extinguishment of debt. The amounts are determined as follows:


         Estimated fair value of real estate.........            $ 3,756,000
         Carrying value..............................             (6,473,647)
                                                                  ----------
         Loss on disposition of real estate..........            $(2,717,647)
                                                                  ==========

         Amount of mortgage and accrued
           interest settled..........................            $ 6,687,432
         Estimated fair value of real estate.........             (3,756,000)
                                                                  ----------
         Gain on early extinguishment of debt........            $ 2,931,432
                                                                  ==========

The Partnership ceased recording income and expense on La Plaza East when it was placed into receivership in November 1992. Had the Partnership continued to report the operations of La Plaza East during 1993 through the date of foreclosure they would be as follows:


         Rental and other income.....................             $ 277,272
         Interest expense............................              (397,629)
         Depreciation and amortization...............              (112,934)
         Property taxes..............................               (49,763)
         Property management fees....................               (13,271)
         Utilities...................................               (38,218)
         Other property operating....................               (45,660)
                                                                   --------
         Net loss....................................             $(380,203)
                                                                   ========

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High

     River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

(7) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

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


NOTE 9 - GAIN ON LEGAL SETTLEMENT
---------------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark Corporation ("Southmark"), an affiliate of a previous general partner for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $26,655 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May for $8,608 which, combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $35,263.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                                                                   Cumulative           Costs
                                                       Initial Cost (b)            Write-down        Capitalized
                           Related (b)                         Buildings and      and Permanent       Subsequent
Description                Encumbrances            Land         Improvements       Impairment       To Acquisition
--------------             ------------         -----------    --------------     -------------     --------------

APARTMENTS:

Arrowhead
   Shawnee, KS             $  7,119,395         $ 1,537,294      $ 12,035,648       $        -       $ 1,688,313

Cedar Run
   Lexington, KY                      -             866,465         3,947,228         (150,600)          863,675

Mountain Shadows
   Albuquerque, NM           11,856,268           3,236,768        17,555,977                -         1,462,005

Woodcreek
   Cary, NC                   5,240,470           1,446,668         6,590,377                -           897,198
                            -----------          ----------       -----------        ---------        ----------

                           $ 24,216,133         $ 7,087,195      $ 40,129,230       $ (150,600)      $ 4,911,191
                            ===========          ==========       ===========        =========        ==========


(b) The encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.





                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                          Land        Improvements          Total (a)     and Amortization
----------------                 -----------     --------------       ------------   ----------------
APARTMENTS:

Arrowhead
  Shawnee, KS                    $ 1,537,294       $ 13,723,961       $ 15,261,255      $ (6,644,247)

Cedar Run
   Lexington, KY                     866,465          4,660,303          5,526,768        (1,915,041)

Mountain Shadows
   Albuquerque, NM                 3,236,768         19,017,982         22,254,750        (8,739,577)

Woodcreek
   Cary, NC                        1,446,668          7,487,575          8,934,243        (3,129,157)
                                  ----------        -----------        -----------       -----------
                                 $ 7,087,195       $ 44,889,821       $ 51,977,016      $(20,428,022)
                                  ==========        ===========        ===========       ===========


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $52,710,907 and accumulated depreciation was $29,241,575 December 31, 1995.

















                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
------------------            ------------                --------              -------------
APARTMENTS:
Arrowhead
   Shawnee, KS                  1971                        03/85                   3-25

Cedar Run
   Lexington, KY                1978                        12/85                   3-25

Mountain Shadows
   Albuquerque, NM              1986                        08/85                   3-25

Woodcreek
   Cary, NC                     1981                        12/85                   3-25






























                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:


                                                             For the Years Ended December 31,
                                                     --------------------------------------------------
                                                         1995               1994               1993
                                                     ------------       ------------       ------------

Real estate investments:
------------------------

Balance at beginning of year...............          $ 50,808,661       $ 49,793,932       $ 52,126,161

Improvements...............................             1,168,355          1,014,729            900,703

Disposition of real estate.................                     -                  -         (3,232,932)
                                                      -----------        -----------        -----------

Balance at end of year.....................          $ 51,977,016       $ 50,808,661       $ 49,793,932
                                                      ===========        ===========        ===========



Accumulated depreciation:
-------------------------

Balance at beginning of year...............          $ 18,472,016       $ 16,586,635       $ 16,655,844

Depreciation...............................             1,956,006          1,885,381          1,826,962

Disposition of real estate.................                     -                  -         (1,896,171)
                                                      -----------        -----------        -----------

Balance at end of year.....................          $ 20,428,022       $ 18,472,016       $ 16,586,635
                                                      ===========        ===========        ===========


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------      -----------------------------------------------------------
             AND FINANCIAL DISCLOSURE
             ------------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              75       Mr.  McNeil  is  also  Chairman  of  the
Chairman of the                         Board  and  Director   of  McNeil   Real
Board and Director                      Estate   Management,   Inc.   ("McREMI")
                                        which is an  affiliate  of  the  General
                                        Partner.   He  has  held  the  foregoing
                                        positions  since the  formation  of such
                                        entity  in  1990.  Mr.  McNeil  received
                                        his    B.A.    degree   from    Stanford
                                        University in 1942 and his L.L.B. degree
                                        from  Stanford  Law  School  in 1948. He
                                        is   a  member  of  the  State  Bar   of
                                        California and has been involved in real
                                        estate financing since the  late  1940's
                                        and   in   real   estate   acquisitions,
                                        syndications   and   dispositions  since
                                        1960. From 1986 until active  operations
                                        of   McREMI  and  McNeil  Partners, L.P.
                                        began in February 1991,  Mr.  McNeil was
                                        a private  investor.  Mr.   McNeil  is a
                                        member of  the  International  Board  of
                                        Directors of the Salk  Institute,  which
                                        promotes  research  in  improvements  in
                                        health care.

Carole J. McNeil               52       Mrs.    McNeil  is   Co-Chairman,   with
Co-Chairman of the                      husband  Robert  A.   McNeil,  of McNeil
Board                                   Investors,    Inc.   Mrs.   McNeil   has
                                        twenty years of real estate  experience,
                                        most  recently  as a  private   investor
                                        from    1986  to   1993.   In 1982,  she
                                        founded Ivory & Associates, a commercial
                                        real  estate   brokerage   firm  in  San
                                        Francisco,  CA. Prior to that, she was a
                                        commercial  real estate  associate  with
                                        the  Madison  Company  and,  earlier,  a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow  officers and real estate  agents
                                        needing  college  credits to qualify for
                                        brokerage  licenses.  She  began in real
                                        estate as Manager and Marketing Director
                                        of Title  Insurance  and  Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International  Board of Directors of the
                                        Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Donald K. Reed,                50       Mr.Reed is  President,  Chief  Executive
Director, President,                    Officer and  Director of McREMI which is
and Chief Executive                     an   affiliate  of the General  Partner.
Officer                                 Prior to  joining  McREMI in March 1993,
                                        Mr. Reed was President,  Chief Operating
                                        Officer   and   Director  of  Duddlesten
                                        Management Corporation  and   Duddlesten
                                        Realty     Advisors,      Inc.,     with
                                        responsibility     for    a   management
                                        portfolio     of     office,     retail,
                                        multi-family and mixed-use land projects
                                        representing  $2 billion in asset value.
                                        He was  also  Chief  Operating  Officer,
                                        Director  and  member  of the  Executive
                                        Committee of all Duddlesten  affiliates.
                                        Mr.  Reed  started  with the  Duddlesten
                                        companies  in 1976 and  served as Senior
                                        Vice   President  and  Chief   Financial
                                        Officer and as Executive  Vice President
                                        and   Chief    Operating    Officer   of
                                        Duddlesten Management Corporation before
                                        his  promotion to President in 1982.  He
                                        was   President   and  Chief   Operating
                                        Officer of Duddlesten  Realty  Advisors,
                                        Inc.,  which  has been  engaged  in real
                                        estate   acquisitions,   marketing   and
                                        dispositions,  since  its  formation  in
                                        1989.

Ron K. Taylor                  38       Mr. Taylor is a Senior Vice President of
Vice President                          McREMI and has been   in   this capacity
                                        since McREMI commenced active operations
                                        in 1991.  He also serves as Acting Chief
                                        Financial   Officer  of McREMI since the
                                        resignation of  Robert C.    Irvine   on
                                        January 31,  1996.    Mr.    Taylor   is
                                        primarily    responsible    for    Asset
                                        Management   functions    at     McREMI,
                                        including     property     dispositions,
                                        commercial leasing, real estate  finance
                                        and   portfolio   management.  Prior  to
                                        joining  McREMI, Mr. Taylor served as an
                                        Executive  Vice President for a national
                                        syndication/property management company.
                                        Mr. Taylor has been involved in the real
                                        estate industry since 1983.


Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 6,934 Units (approximately 6.74% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner, collectively, own 1,357 Units, which represent less than 2% of the outstanding Units.

(C)     Change in control.

        None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of
(i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects the calculation and payment of the MID will remain the same.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1995, the Partnership paid or accrued for the General Partner Contingent MID in the amount of $519,812.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $633,224 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)     Exhibits

       The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

        Exhibit
        Number                              Description
        -------                             -----------

         3.                                 Partnership Agreement dated June 26,
                                            1984 and amended as of September  7,
                                            1984. (1)

         3.1                                Amended  and  Restated   Partnership
                                            Agreement of McNeil Real Estate Fund
                                            XV, Ltd., dated October 11, 1991.(1)

         3.2                                Amendment  No. 1 to the Amended  and
                                            Restated   Partnership    Agreement,
                                            dated March 28, 1994. (2)

         3.3                                Amendment  No. 2 to the Amended  and
                                            Restated   Partnership    Agreement,
                                            dated March 28, 1994. (2)

         10.1                               Property Management Agreement, dated
                                            October  11, 1991,   between  McNeil
                                            Real Estate Fund XV, Ltd. and McNeil
                                            Real Estate Management, Inc. (1)

         10.2                               Revolving  Credit  Agreement,  dated
                                            August  6,  1991,   between   McNeil
                                            Partners, L.P. and  various selected
                                            partnerships,     including      the
                                            Registrant. (1)

         10.3                               Termination     Agreement,     dated
                                            October  11, 1991,  between   McNeil
                                            Real Estate Fund XV, Ltd. and McNeil
                                            Partners, L.P. (1)

         10.4                               Amendment  of   Property  Management
                                            Agreement,   dated   March 5,  1993,
                                            between  McNeil  Real   Estate  Fund
                                            XV,  Ltd.  and  McNeil  Real  Estate
                                            Management,  Inc.  (Incorporated  by
                                            reference  to  the Annual  Report on
                                            Form   10-K   for   the   year ended
                                            December 31, 1992)

         10.5                               Loan   Agreement,  dated   June  24,
                                            1993,  between  Lexington   Mortgage
                                            Company and McNeil Real  Estate Fund
                                            XV,  Ltd.  et al.  (Incorporated  by
                                            reference  to  the Annual  Report of
                                            McNeil   Real  Estate  Fund XI, Ltd.
                                            (File No. 0-9783),  on Form 10-K for
                                            the   period   ended   December  31,
                                            1993)

         10.6                               Master     Property       Management
                                            Agreement,  dated  as  of  June  24,
                                            1993  between  McNeil  Real   Estate
                                            Management,   Inc.  and  McNeil Real
                                            Estate Fund XV, Ltd. (2)

         10.7                               Mortgage   Note, dated  August   11,
                                            1995,  between   Woodcreek  Fund XV,
                                            Ltd. and Fleet Real Estate  Capital,
                                            Inc.

         11.                                Statement  regarding  computation of
                                            Net   Income   (Loss)   per  limited
                                            partnership   unit   (see  Note 1 to
                                            Financial Statements).


        Exhibit
        Number                              Description
        -------                             -----------


         22.                               Following is a list of subsidiaries of the Partnership:
                                                                                                 Names Under
                                                                           Jurisdiction          Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                            ------------------            -------------        --------------

                                            Arrowhead Fund XV                Delaware               None
                                               Limited Partnership

                                            McNeil Mountain Shadows          Delaware               None
                                               Fund XV Limited
                                               Partnership

                                            Woodcreek Fund XV, Ltd.          Texas                  None


                  (1)                       Incorporated   by  reference  to the
                                            Annual  Report of McNeil Real Estate
                                            Fund XV, Ltd.  (File  No.  0-14258),
                                            on  Form  10-K for the period  ended
                                            December 31,  1991,  as  filed  with
                                            the      Securities    and  Exchange
                                            Commission on March 29, 1992.

                  (2)                       Incorporated  by  reference  to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund  XV, Ltd.  (File No.  0-14258),
                                            on  Form 10-K  for the period  ended
                                            December  31, 1993,  as  filed  with
                                            the     Securities     and  Exchange
                                            Commission on March 30, 1994.

        The Partnership has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10% of the total assets of the Partnership and its subsidiaries on a consolidated basis. The Partnership agrees to furnish a copy of each instrument to the Commission upon request.

        27.                                Financial  Data Schedule for the year
                                           ended December 31, 1995.


(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                        McNEIL REAL ESTATE FUND XV, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                McNEIL REAL ESTATE FUND XV, LTD.


                                                By:  McNeil Partners, L.P., General Partner

                                                     By: McNeil Investors, Inc., General Partner




March 29, 1996                                  By:  /s/  Robert A. McNeil
---------------------------                          ------------------------------------------------
Date                                                 Robert A. McNeil
                                                     Chairman of the Board and Director
                                                     (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 1996                                  By:  /s/  Donald K. Reed
----------------------------                         ------------------------------------------------
Date                                                 Donald K. Reed
                                                     President and Director of McNeil Investors, Inc.



March 29, 1996                                  By:  /s/  Ron K. Taylor
----------------------------                         ------------------------------------------------
Date                                                 Ron K. Taylor
                                                     Acting Chief Financial Officer
                                                       of McNeil Investors, Inc.



March 29, 1996                                  By:  /s/  Brandon K. Flaming
----------------------------                         ------------------------------------------------
Date                                                 Brandon K. Flaming
                                                     Chief Accounting Officer of McNeil Real Estate
                                                       Management, Inc.

