Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1996-05-14
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended               March 31, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14258



                        MCNEIL REAL ESTATE FUND XV, LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                    94-2941516
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code    (214) 448-5800
                                                   -----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XV, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                           March 31,         December 31,
                                                                             1996                1995
                                                                       ---------------      ---------------
ASSETS
- ------
   Real estate investments:
   Land.....................................................           $     7,087,195      $    7,087,195
   Buildings and improvements...............................                45,034,171          44,889,821
                                                                        --------------       -------------
                                                                            52,121,366          51,977,016
   Less:  Accumulated depreciation..........................               (20,933,129)        (20,428,022)
                                                                        --------------       -------------
                                                                            31,188,237          31,548,994

Cash and cash equivalents...................................                 1,890,112           2,079,352
Cash segregated for security deposits.......................                   231,198             249,574
Accounts receivable.........................................                    10,420               6,691
Prepaid expenses and other assets...........................                    42,895              43,905
Escrow deposits.............................................                   412,299             364,431
Deferred borrowing costs (net of accumulated
   amortization of $194,845 and $172,430 at
   March 31, 1996 and December 31, 1995,
   respectively)............................................                   814,487             836,902
                                                                        --------------       -------------
                                                                       $    34,589,648      $   35,129,849
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net.................................           $    24,131,026      $   24,216,133
Accounts payable............................................                    73,509              42,258
Accrued property taxes......................................                   278,477             164,534
Accrued expenses............................................                   100,099             197,112
Accrued interest............................................                   168,626             169,346
Payable to affiliates - General Partner.....................                   174,413              48,469
Security deposits and deferred rental revenue...............                   251,371             254,144
                                                                        --------------       -------------
                                                                            25,177,521          25,091,996
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 120,000  limited partnership units
     authorized;  102,836 limited partnership units
     issued and outstanding at March 31, 1996 and
     December 31, 1995......................................                 9,898,016          10,394,645
   General Partner..........................................                  (485,889)           (356,792)
                                                                        --------------       -------------
                                                                             9,412,127          10,037,853
                                                                        --------------       -------------
                                                                       $    34,589,648      $   35,129,849
                                                                        ==============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           --------------     --------------
Revenue:
   Rental revenue...................................                       $    1,969,533     $    1,907,133
   Interest.........................................                               26,590             46,567
                                                                            -------------      -------------
     Total revenue..................................                            1,996,123          1,953,700
                                                                            -------------      -------------

Expenses:
   Interest.........................................                              541,501            593,513
   Depreciation and amortization....................                              505,107            477,843
   Property taxes...................................                              114,283            100,455
   Personnel expenses...............................                              239,445            228,187
   Utilities........................................                               95,068             98,250
   Repair and maintenance...........................                              198,165            157,735
   Property management fees - affiliates............                               99,944             96,495
   Other property operating expenses................                              110,432            118,473
   General and administrative.......................                               32,765             16,740
   General and administrative - affiliates..........                               56,017             62,443
                                                                            -------------      -------------
     Total expenses.................................                            1,992,727          1,950,134
                                                                            -------------      -------------

Net income..........................................                       $        3,396     $        3,566
                                                                            =============      =============

Net income allocable to limited partners............                       $        3,362     $     (127,486)
Net income allocable to General Partner.............                                   34            131,052
                                                                            -------------      -------------
Net income..........................................                       $        3,396     $        3,566
                                                                            =============      =============

Net income per limited partnership unit.............                       $         0.03     $        (1.24)
                                                                            =============      =============

Distribution per limited partnership unit...........                       $         4.86     $            -
                                                                            =============      =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995



                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1994..............       $     (348,250)         $   11,104,028        $   10,755,778

Net income (loss).........................              131,052                (127,486)                3,566

Management Incentive Distribution.........             (133,734)                      -              (133,734)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $     (350,932)        $    10,976,542        $   10,625,610
                                                  =============          ==============         =============


Balance at December 31, 1995..............       $     (356,792)        $    10,394,645        $   10,037,853

Net income................................                   34                   3,362                 3,396

Management Incentive Distribution.........             (129,131)                      -              (129,131)

Limited partner distribution..............                    -                (499,991)             (499,991)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (485,889)         $    9,898,016        $    9,412,127
                                                  =============           =============         =============






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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             Three Months Ended
                                                                                  March 31,
                                                                -------------------------------------------
                                                                       1996                     1995
                                                                -------------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        1,983,662        $      1,878,015
   Cash paid to suppliers............................                     (706,563)               (560,120)
   Cash paid to affiliates...........................                     (159,148)               (169,626)
   Interest received.................................                       26,590                  46,567
   Interest paid.....................................                     (506,978)               (565,671)
   Property taxes paid...............................                      (84,527)               (145,520)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      553,036                 483,645
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (144,350)               (102,031)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (97,935)               (116,958)
   Management Incentive Distribution.................                            -                (135,830)
   Limited partner distribution......................                     (499,991)                      -
                                                                ------------------          --------------
Net cash used in financing activities................                     (597,926)               (252,788)
                                                                ------------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                     (189,240)                128,826

Cash and cash equivalents at beginning of
   period............................................                    2,079,352               3,284,547
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,890,112         $     3,413,373
                                                                 =================          ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                  March 31,
                                                                        1996                    1995
                                                                  -----------------        ----------------
Net income...........................................             $          3,396         $         3,566
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation......................................                      505,107                 477,843
   Amortization of discounts on mortgage
     notes payable...................................                       12,828                  11,694
   Amortization of deferred borrowing costs..........                       22,415                  16,929
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       18,376                 (17,801)
     Accounts receivable.............................                       (3,729)                 (3,411)
     Prepaid expenses and other assets...............                        1,010                  27,489
     Escrow deposits.................................                      (47,868)                (77,829)
     Accounts payable................................                       31,251                   6,422
     Accrued property taxes..........................                      113,943                  35,538
     Accrued expenses................................                      (97,013)                 28,012
     Accrued interest................................                         (720)                   (781)
     Payable to affiliates - General Partner.........                       (3,187)                (10,688)
     Security deposits and deferred rental
       revenue.......................................                       (2,773)                (13,338)
                                                                   ---------------          --------------

       Total adjustments.............................                      549,640                 480,079
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        553,036         $       483,645
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996

NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XV, Ltd., c/o McNeil Real Estate Management, Inc., Investor Relations, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined ("the Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Property management fees - affiliates................             $         99,944         $        96,495
Charged to general and administrative -
   affiliates:
   Partnership administration........................                       56,017                  62,443
                                                                   ---------------          --------------
                                                                  $        155,961         $       158,938
                                                                   ===============          ==============

Charged to General Partner's deficit:
   MID...............................................             $        129,131         $       133,734
                                                                   ===============          ==============

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1996, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Partnership revenues increased by $42,423 or 2% for the three months ended March 31, 1996. Rental revenue increased by $62,400 or 3%, while interest income decreased by $19,977 or 43%.

Rental revenue for the first three months of 1996 was $1,969,533 as compared to $1,907,133 for the same period in 1995. The increase in rental revenue for the three months ended March 31, 1996 is due to increases in rental rates at all of the Partnership's properties.

Interest income for the three months decreased by $19,977 or 43% due to smaller average cash balances invested in interest-bearing accounts and an increase in the interest rates.

Expenses:

Partnership expenses decreased by $42,593 or 2% for the first three months of 1996 as compared to the same period last year. Decreases in mortgage interest, other property operating, and general and administrative - affiliates expense were offset by increases in property taxes, repair and maintenance, and general and administrative expenses.

Mortgage interest expense decreased for the period ended March 31,1996 compared to the same period in 1995 by $52,012 or 9%. The decrease is due to the payoff of the Cedar Run mortgage note payable in December 1995.

Property tax expense for the period ended March 31, 1996 was $114,283 as compared to $100,455 in 1995. The increase of $13,828 or 14% is a result of an increase in the assessed property value at Mountain Shadows.

Repairs and maintenance expense increased by $40,430 or 26% for the first three months of 1996 as compared to 1995. Furniture rental increased at Mountain Shadows due to an increase in corporate unit leases where furniture is provided by the lease. In addition, trash and snow removal and carpet cleaning also increased for the three months ended March 31, 1996.

Other property operating expenses decreased $8,041 or 7% for the first three months of 1996. This decrease can be attributed to decreases in legal and professional fees, as well as decreases in marketing expenses at all four properties.

General and administrative expenses increased $16,025 or 96% for the three months of 1996 as compared to the same period last year. The increase was due to costs incurred by the Partnership to defend class action litigation.

General and administrative - affiliates expense decreased by $6,426 or 10% for the three months of 1996 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $553,036 of cash in the first three months of 1996 as compared to $483,645 for the same period in 1995. The increase in cash provided by operating activities in 1996 was mainly the result of an increase in cash received from tenants and a decrease in mortgage interest paid due to the payoff of the Cedar Run mortgage.

The Partnership expended $144,350 and $102,031 for capital improvements to its properties in the first three months of 1996 and 1995, respectively.

During the first three months of 1996, the Partnership paid distributions of $499,991 to the limited partners. The principle payments on the mortgage notes payable declined slightly in 1996 as a result of the pay off of the mortgage notes on Cedar Run in December 1995. The were no payments of MID in 1996.

Short-term liquidity:

At March 31, 1996, the Partnership held cash and cash equivalents of $1,890,112, down $189,240 from the balance at December 31, 1995. This balance provides a comfortable level of working capital for the Partnership's operations.

During 1996, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In 1996, the Partnership has budgeted to spend approximately $510,000 on capital improvements, which are expected to be funded from operations of the properties.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has not received, nor is there any assurance that the Partnership will receive, any funds under the facility because no amounts will be reserved for any particular partnership. As of Mach 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment by the General Partner will terminate on October 11, 1996.

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

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore for the three months ended March 31, 1996 and 1995, $34 and $131,052, respectively, was allocated to the General Partner. The limited partners received allocations of $(127,486) and $3,362 for the three months ended March 31, 1996 and 1995, respectively.

During 1996, the limited partners received a cash distribution of $499,991. The distribution consisted of funds from operations A distribution of $129,131 for of the MID was accrued by the Partnership for the period ended March 31, 1996 for the General Partner. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support additional distributions to the limited partners.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description
         -------                    -----------

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

         27. Financial Data Schedule for the quarter ended March 31, 1996.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XV, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



May 14, 1996                        By: /s/ Donald K. Reed
- -------------------                     ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



May 14, 1996                        By: /s/ Ron K. Taylor
- -------------------                     ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                         McNeil Investors, Inc.



May 14, 1996                        By: /s/ Brandon K. Flaming
- -------------------                     ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                         Real Estate Management, Inc.