Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1996-08-14
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended             June 30, 1996
                         -------------------------------------------------------


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




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XV, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1996                1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     7,087,195      $    7,087,195
   Buildings and improvements...............................                45,305,427          44,889,821
                                                                        --------------       -------------
                                                                            52,392,622          51,977,016
   Less:  Accumulated depreciation..........................               (21,442,423)        (20,428,022)
                                                                        --------------       -------------
                                                                            30,950,199          31,548,994

Cash and cash equivalents...................................                 1,868,991           2,079,352
Cash segregated for security deposits.......................                   251,582             249,574
Accounts receivable.........................................                    11,378               6,691
Prepaid expenses and other assets...........................                    44,526              43,905
Escrow deposits.............................................                   372,011             364,431
Deferred borrowing costs (net of accumulated
   amortization of $217,260 and $172,430 at
   June 30, 1996 and December 31, 1995,
   respectively)............................................                   792,072             836,902
                                                                        --------------       -------------
                                                                       $    34,290,759      $   35,129,849
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net.................................           $    24,044,708      $   24,216,133
Accounts payable............................................                   122,594              42,258
Accrued property taxes......................................                   227,885             164,534
Accrued expenses............................................                    83,003             197,112
Accrued interest............................................                   168,001             169,346
Payable to affiliates - General Partner.....................                    54,687              48,469
Security deposits and deferred rental revenue...............                   269,562             254,144
                                                                        --------------       -------------
                                                                            24,970,440          25,091,996
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 120,000  limited  partnership
     units  authorized;  102,836 limited partnership
     units issued and outstanding at June 30, 1996
     and December 31, 1995..................................                 9,694,029          10,394,645
   General Partner..........................................                  (373,710)           (356,792)
                                                                        --------------       -------------
                                                                             9,320,319          10,037,853
                                                                        --------------       -------------
                                                                       $    34,290,759      $   35,129,849
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

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,005,020     $    1,924,485    $    3,974,553     $    3,831,618
   Interest......................             25,857             54,773            52,447            101,340
   Gain on legal settlement......                  -             35,263                 -             35,263
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,030,877          2,014,521         4,027,000          3,968,221
                                       -------------      -------------     -------------      -------------
Expenses:
   Interest......................            540,383            594,144         1,081,884          1,187,657
   Depreciation..................            509,294            477,843         1,014,401            955,686
   Property taxes................            113,943            100,455           228,226            200,910
   Personnel expenses............            203,120            190,960           442,565            419,147
   Utilities.....................             76,748             81,252           171,816            179,502
   Repair and maintenance........            251,094            214,534           449,259            372,269
   Property management
     fees - affiliates...........            102,539             96,009           202,483            192,504
   Other property operating
     expenses....................            120,099            125,043           230,531            243,516
   General and administrative....             21,684             16,765            54,449             33,505
   General and administrative -
     affiliates..................             55,064             62,155           111,081            124,598
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,993,968          1,959,160         3,986,695          3,909,294
                                       -------------      -------------     -------------      -------------

Net income.......................     $       36,909     $       55,361    $       40,305     $       58,927
                                       =============      =============     =============      =============

Net loss allocable to limited
   partners......................     $     (204,021)    $      (77,848)   $     (200,625)    $     (199,346)
Net income allocable to
   General Partner...............            240,930            133,209           240,930            258,273
                                       -------------      -------------     -------------      -------------
Net income.......................     $       36,909     $       55,361    $       40,305     $       58,927
                                       =============      =============     =============      =============

Net loss per limited
   partnership unit..............     $        (1.98)    $       (.76)     $        (1.95)    $        (1.94)
                                       =============      ===========       =============      =============

Distribution per limited
   partnership unit..............     $            -     $          -      $         4.86     $            -
                                       =============      ===========       =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995




                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         --------------        ---------------

Balance at December 31, 1994..............       $     (348,250)         $   11,104,028        $   10,755,778

Net income (loss).........................              258,273                (199,346)               58,927

Management Incentive Distribution.........             (268,721)                      -              (268,721)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $     (358,698)         $   10,904,682        $   10,545,984
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (356,792)         $   10,394,645        $   10,037,853

Net income (loss).........................              240,930                (200,625)               40,305

Management Incentive Distribution.........             (257,848)                      -              (257,848)

Limited partner distribution..............                    -                (499,991)             (499,991)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (373,710)         $    9,694,029        $    9,320,319
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Six Months Ended
                                                                                  June 30,
                                                                -------------------------------------------
                                                                       1996                      1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        3,988,453         $     3,818,133
   Cash received from legal settlement...............                            -                  35,263
   Cash paid to suppliers............................                   (1,339,337)             (1,148,420)
   Cash paid to affiliates...........................                     (314,120)               (317,195)
   Interest received.................................                       52,447                 101,340
   Interest paid.....................................                   (1,012,742)             (1,128,982)
   Property taxes paid...............................                     (221,309)               (211,694)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    1,153,392               1,148,445
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (415,606)               (429,496)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (197,082)               (218,654)
   Management Incentive Distribution.................                     (251,074)               (267,830)
   Limited partner distribution......................                     (499,991)                      -
                                                                ------------------          --------------
Net cash used in financing activities................                     (948,147)               (486,484)
                                                                ------------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                     (210,361)                232,465

Cash and cash equivalents at beginning of
   period............................................                    2,079,352               3,284,547
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,868,991         $     3,517,012
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Net income...........................................             $         40,305         $        58,927
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation......................................                    1,014,401                 955,686
   Amortization of discounts on mortgage
     notes payable...................................                       25,657                  24,539
   Amortization of deferred borrowing costs..........                       44,830                  35,716
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (2,008)                 (6,050)
     Accounts receivable.............................                       (4,687)                 (3,879)
     Prepaid expenses and other assets...............                         (621)                 35,637
     Escrow deposits.................................                       (7,580)                  3,225
     Accounts payable................................                       80,336                  42,902
     Accrued property taxes..........................                       63,351                 (11,452)
     Accrued expenses................................                     (114,109)                 20,182
     Accrued interest................................                       (1,345)                 (1,580)
     Payable to affiliates - General Partner.........                         (556)                    (93)
     Security deposits and deferred rental
       revenue.......................................                       15,418                  (5,315)
                                                                   ---------------          --------------

       Total adjustments.............................                    1,113,087               1,089,518
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,153,392         $     1,148,445
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items.

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

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                       1996             1995
                                                    ----------       ----------

Property management fees - affiliates..........     $  202,483       $  192,504
Charged to general and administrative -
   affiliates:
   Partnership administration..................        111,081          124,598
                                                     ---------        ---------
                                                    $  313,564       $  317,102
                                                     =========        =========

Charged to General Partner's deficit:
   MID.........................................     $  257,848       $  268,721
                                                     =========        =========

NOTE 4.
- -------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1996, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Partnership revenues increased by $58,779 or 2% and $16,356 or 1%, respectively, for the six and three months ended June 30, 1996, as compared to the same periods last year. Rental revenue increased by $142,935 or 4%, while interest income decreased by $48,893 or 48%.

Rental revenue for the first six months of 1996 was $3,974,553 as compared to $3,831,618 for the same period in 1995. The increase in rental revenue is due to increases in market rental rates at all of the Partnership's properties.

Interest income for the six months decreased due to smaller average cash balances invested in interest-bearing accounts.

The Partnership also recognized a gain on legal settlement of $35,263 as a result of the settlement with Southmark received in 1995. No such gains have been recognized in 1996.

Expenses:

Partnership expenses increased by $77,401 and $34,808 or 2% for the six and three months ended June 30, 1996, respectively. Decreases in mortgage interest and general and administrative - affiliates expense were offset by increases in depreciation, property taxes, repair and maintenance, and general and administrative expenses.

Mortgage interest expense decreased for the period ended June 30, 1996, compared to the same period in 1995, by $105,773 or 9%. The decrease is due to the payoff of the Cedar Run mortgage note payable in December 1995.

Depreciation expense for the six and three months ended June 30, 1996 increased by $58,715 or 6% and $31,451 or 7%, respectively, compared to the same periods in 1995. This increase is due to capital improvements made at the property. As of June 30, 1996, the Partnership made $366,862 in capital improvements for the year.

Property tax expense for the period ended June 30, 1996 was $228,226 as compared to $200,910 in 1995. The increase of $27,316 or 14% is a result of an increase in the assessed property value at Arrowhead and Mountain Shadows.

Repairs and maintenance expense for the six and three months ended June 30, 1996 increased by $76,990 or 21% and $36,560 or 17%, respectively, compared to the same periods in 1995. The increase is due to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996. In addition, furniture rental increased at Mountain Shadows due to an increase in corporate unit leases where furniture is provided by the lease.

General and administrative expenses increased $20,944 or 63% and $4,919 or 29% for the six and three months, respectively, of 1996 as compared to the same periods last year. The increase is due to costs incurred in the first quarter of 1996, by the Partnership, to defend class action litigation.

General and administrative - affiliates expense decreased by $13,517 or 11% for the first six months of 1996 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,104,648 of cash in the first six months of 1996 as compared to $1,148,445 for the same period in 1995. The decrease in cash of $43,807 was mainly the result of an increase in cash paid to suppliers offset by an increase in cash received from tenants and a decrease in mortgage interest paid due to the payoff of the Cedar Run mortgage.

The Partnership expended $366,862 and $429,496 for capital improvements to its properties in the first six months of 1996 and 1995, respectively.

During the first six months of 1996, the Partnership paid distributions of $499,991 to the limited partners and MID payments of $251,074. The principle payments on the mortgage notes payable declined slightly in 1996 as a result of the pay off of the mortgage notes on Cedar Run in December 1995.

Short-term liquidity:

At June 30, 1996, the Partnership held cash and cash equivalents of $1,868,991, down $210,361 from the balance at December 31, 1995. This balance provides a comfortable level of working capital for the Partnership's operations.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has not received, nor is there any assurance that the Partnership will receive, any funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment by the General Partner will terminate on October 11, 1996.

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

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1996 and 1995, $240,930 and $258,273, respectively, was allocated to the General Partner. The limited partners received allocations of $(249,369) and $(199,346) for the six months ended June 30, 1996 and 1995, respectively.

During the first quarter of 1996, the limited partners received a cash distribution of $499,991. The distribution consisted of funds from operations. A distribution of $257,848 for the MID was accrued by the Partnership for the period ended June 30, 1996 for the General Partner. During the third quarter of 1996, the Partnership anticipates making a distribution totaling $500,000 to the limited partners of record as of August 1, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1996.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XV, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



August 14, 1996                     By:  /s/  Donald K. Reed
- ---------------------------            ----------------------------------------
Date                                   Donald K. Reed
                                       President and Chief Executive Officer



August 14, 1996                     By:  /s/  Ron K. Taylor
- ---------------------------            ----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of
                                       McNeil Investors, Inc.



August 14, 1996                     By:  /s/  Brandon K. Flaming
- ---------------------------            ----------------------------------------
Date                                   Brandon K. Flaming
                                       Chief Accounting Officer of McNeil Real
                                       Estate Management, Inc.