Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1996-11-14
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended             September 30, 1996
                           -----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14258
                            --------


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




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip code)



Registrant's telephone number, including area code    (972) 448-5800
                                                   -----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XV, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     7,087,195      $    7,087,195
   Buildings and improvements...............................                45,472,033          44,889,821
                                                                        --------------       -------------
                                                                            52,559,228          51,977,016
   Less:  Accumulated depreciation..........................               (21,952,370)        (20,428,022)
                                                                        --------------       -------------
                                                                            30,606,858          31,548,994

Cash and cash equivalents...................................                 1,417,134           2,079,352
Cash segregated for security deposits.......................                   290,086             249,574
Accounts receivable.........................................                    15,029               6,691
Prepaid expenses and other assets...........................                    64,835              43,905
Escrow deposits.............................................                   373,764             364,431
Deferred borrowing costs (net of accumulated
   amortization of $233,195 and $172,430 at
   September 30, 1996 and December 31, 1995,
   respectively)............................................                   776,137             836,902
                                                                        --------------       -------------
                                                                       $    33,543,843      $   35,129,849
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,951,806      $   24,216,133
Accounts payable............................................                     6,224              42,258
Accrued property taxes......................................                   292,778             164,534
Accrued expenses............................................                    93,530             197,112
Accrued interest............................................                   167,308             169,346
Payable to affiliates - General Partner.....................                    65,397              48,469
Security deposits and deferred rental revenue...............                   277,899             254,144
                                                                        --------------       -------------
                                                                            24,854,942          25,091,996
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 120,000  limited  partnership  units
     authorized;  102,836 limited partnership units issued
     and outstanding at September 30, 1996 and
     December 31, 1995.............................                          9,071,215          10,394,645
   General Partner..........................................                  (382,314)           (356,792)
                                                                        --------------       -------------
                                                                             8,688,901          10,037,853
                                                                        --------------       -------------
                                                                       $    33,543,843      $   35,129,849
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

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                     Nine Months Ended
                                               September 30,                          September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,023,161     $    1,970,982    $    5,997,714     $    5,802,600
   Interest......................             27,240             59,585            79,687            160,925
   Gain on legal settlement......                  -                  -                 -             35,263
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,050,401          2,030,567         6,077,401          5,998,788
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            527,252            605,922         1,609,136          1,793,579
   Depreciation..................            509,947            477,843         1,524,348          1,433,529
   Property taxes................            112,947            100,455           341,173            301,365
   Personnel expenses............            233,629            230,980           676,194            650,127
   Utilities.....................             91,517            100,610           263,333            280,112
   Repair and maintenance........            253,491            228,267           702,750            600,536
   Property management
     fees - affiliates...........            101,305             98,560           303,788            291,064
   Other property operating
     expenses....................            110,276            120,645           340,807            364,161
   General and administrative....             54,512            167,459           108,961            200,964
   General and administrative -
     affiliates..................             54,523             60,408           165,604            185,006
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,049,399          2,191,149         6,036,094          6,100,443
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $        1,002     $     (160,582)   $       41,307     $     (101,655)
                                       =============      =============     =============      =============

Net loss allocable to limited
   partners......................     $     (122,824)    $      (71,861)   $     (323,449)    $     (487,150)
Net income allocable to
   General Partner...............            123,826            127,222           364,756            385,495
                                       -------------      -------------     -------------      -------------
Net income.......................     $        1,002     $       55,361    $       41,307     $     (101,655)
                                       =============      =============     =============      =============

Net loss per limited
   partnership unit..............     $        (1.19)    $        (.70)    $        (3.15)    $        (4.74)
                                       =============      ============      =============      =============

Distribution per limited
   partnership unit..............     $         4.86     $           -     $         9.72     $            -
                                       =============      ============      =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $     (348,250)         $   11,104,028        $   10,755,778

Net income (loss).........................              385,495                (487,150)             (101,655)

Management Incentive Distribution.........             (409,922)                      -              (409,922)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $     (372,677)         $   10,616,878        $   10,244,201
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (356,792)         $   10,394,645        $   10,037,853

Net income (loss).........................              364,756                (323,449)               41,307

Management Incentive Distribution.........             (390,278)                      -              (390,278)

Limited partner distribution..............                    -                (999,981)             (999,981)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (382,314)         $    9,071,215        $    8,688,901
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                               September 30,
                                                                -------------------------------------------
                                                                       1996                      1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        5,977,043         $     5,791,655
   Cash received from legal settlement...............                            -                  35,263
   Cash paid to suppliers............................                   (2,163,646)             (1,942,825)
   Cash paid to affiliates...........................                     (462,743)               (476,769)
   Interest received.................................                       79,687                 160,925
   Interest paid.....................................                   (1,516,055)             (1,696,984)
   Property taxes paid...............................                     (315,631)               (375,721)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    1,598,655               1,495,544
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (582,212)               (764,227)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Proceeds from refinancing or mortgage
     notes payable...................................                            -               1,367,557
   Principal payments on mortgage notes
     payable.........................................                     (298,681)               (323,572)
   Deferred borrowing costs paid.....................                            -                (122,381)
   Management Incentive Distribution.................                     (379,999)               (399,830)
   Limited partner distribution......................                     (999,981)                      -
                                                                ------------------          --------------
Net cash provided by (used in) financing
   activities........................................                   (1,678,661)                521,774
                                                                ------------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                     (662,218)              1,253,091

Cash and cash equivalents at beginning of
   period............................................                    2,079,352               3,284,547
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,417,134         $     4,537,638
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                             Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ----------------
Net income (loss)....................................             $         41,307         $      (101,655)
                                                                   ---------------          --------------

Adjustments to reconcile net income (loss) to net
   cash  provided  by  operating activities:
   Depreciation......................................                    1,524,348               1,433,529
   Amortization of discounts on mortgage
     notes payable...................................                       34,354                  36,920
   Amortization of deferred borrowing costs..........                       60,765                  54,875
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (40,512)                  4,820
     Accounts receivable.............................                       (8,338)                (15,558)
     Prepaid expenses and other assets...............                      (20,930)                 39,272
     Escrow deposits.................................                       (9,333)               (208,683)
     Accounts payable................................                      (36,034)                 77,041
     Accrued property taxes..........................                      128,244                  27,189
     Accrued expenses................................                     (103,582)                137,469
     Accrued interest................................                       (2,038)                  4,800
     Payable to affiliates - General Partner.........                        6,649                    (699)
     Security deposits and deferred rental
       revenue.......................................                       23,755                   6,224
                                                                   ---------------          --------------

       Total adjustments.............................                    1,557,348               1,597,199
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,598,655         $     1,495,544
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

                               September 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined ("the Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in limited partnership units ("Units") will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                            Nine Months Ended
                                                                               September 30,
                                                                  ---------------------------------------
                                                                        1996                    1995
                                                                  ----------------       ----------------
Property management fees - affiliates................             $        303,788       $        291,064
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      165,604                185,006
                                                                   ---------------        ---------------
                                                                  $        469,392       $        476,070
                                                                   ===============        ===============

Charged to General Partner's deficit:
   MID...............................................             $        390,278       $        409,922
                                                                   ===============        ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1996, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $78,613 and $19,834, respectively, for the nine and three months ended September 30, 1996, as compared to the same periods last year. Rental revenue increased by $195,115, while interest income decreased by $81,237.

Rental revenue for the first nine months of 1996 was $5,997,714 as compared to $5,802,599 for the same period in 1995. The increase in rental revenue of $195,114 is due to increases in market rental rates at all of the Partnership's properties.

Interest income for the nine months decreased due to smaller average cash balances invested in interest-bearing accounts.

The Partnership also recognized a gain on legal settlement of $35,263 as a result of the settlement with Southmark received in 1995. No such gains have been recognized in 1996.

Expenses:

Partnership expenses decreased by $64,349 or 1% and $141,750 or 6% for the nine and three months ended September 30, 1996, respectively. Decreases in mortgage interest, utilities, other property operating, general and administrative and general and administrative - affiliates expense were offset by increases in depreciation, property taxes and repair and maintenance.

Mortgage interest expense decreased for the period ended September 30, 1996, compared to the same period in 1995, by $184,443 or 10%. The decrease is due to the payoff of the Cedar Run mortgage note payable in December 1995.

Depreciation expense for the nine and three months ended September 30, 1996 increased by $90,819 or 6% and $32,104 or 7%, respectively, as compared to the same periods in 1995. This increase is due to capital improvements made at the property. As of September 30, 1996, the Partnership made $582,212 in capital improvements for the year.

Property tax expense for the period ended September 30, 1996 was $341,173 as compared to $301,365 in 1995. The increase of $39,808 or 13% is a result of an increase in the assessed property value at Arrowhead and Mountain Shadows.

Repairs and maintenance expense for the nine and three months ended September 30, 1996 increased by $102,214 or 17% and $25,224 or 11%, respectively, compared to the same periods in 1995. The increase is due to the replacement of carpeting, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996. In addition, furniture rental increased at Mountain Shadows due to an increase in corporate unit leases where furniture is provided by the lease.

Other property operating expenses decreased $23,354 or 6% and $10,369 or 9%, respectively, for the nine and three months ended September 30, 1996, as compared to 1995. This decrease is primarily due to a decrease in hazard insurance and bad debts in 1996.

General and administrative expenses decreased $92,003 or 46% and $112,947 or 67% for the nine and three months, respectively, of 1996 as compared to the same periods last year. The decrease is due to costs incurred, by the Partnership, in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer. The Partnership anticipates incurring such costs in the fourth quarter of 1996 in response to an additional unsolicited tender offer, as discussed in Item 5 - Other Information.

General and administrative - affiliates expense decreased by $19,402 or 10% for the first nine months of 1996 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,598,655 of cash in the first nine months of 1996 as compared to $1,495,544 for the same period in 1995. The increase in cash of $103,111 was mainly the result of an increase in cash received from tenants and a decrease in mortgage interest paid due to the payoff of the Cedar Run mortgage which was partially offset by an increase in cash paid to suppliers.

The Partnership expended $582,212 and $764,227 for capital improvements to its properties in the first nine months of 1996 and 1995, respectively.

During the first nine months of 1996, the Partnership paid distributions of $991,981 to the limited partners and MID payments of $379,999. The principle payments on the mortgage notes payable declined slightly in 1996 as a result of the pay off of the mortgage notes on Cedar Run in December 1995. The Partnership also paid $122,301 in deferred borrowing costs in 1995.

Short-term liquidity:

At September 30, 1996, the Partnership held cash and cash equivalents of $1,417,134, down $662,218 from the balance at December 31, 1995. This balance provides a comfortable level of working capital for the Partnership's operations.

During 1996, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In 1996, the Partnership has budgeted to spend approximately $638,000 on capital improvements, which are expected to be funded from operations of the properties.

Long-term liquidity:

While the present outlook for Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001 followed by a dissolution of the Partnership.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1996 and 1995, $364,756 and $385,495, respectively, was allocated to the General Partner. The limited partners received allocations of $(323,449) and $(487,150) for the nine months ended September 30, 1996 and 1995, respectively.

During 1996, the limited partners received a cash distribution of $999,991. The distribution consisted of funds from operations. A distribution of $390,278 for the MID was accrued by the Partnership for the period ended September 30, 1996 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. vs. High River Limited Partnership, Riverdale Investors Corp., Inc., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

On August 12, 1996 High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

On October 17, 1996, the presiding judge denied the partnerships requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $100.24 per unit (the original offer price of $105.10 was reduced by the August 1996 distributions to unitholders of $4.86 per unit). The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.

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

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended September 30, 1996.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XV, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.



November 14, 1996                    By:  /s/  Brandon K. Flaming
-----------------                       ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.