Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1997-03-28
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended           December 31, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code     (972) 448-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
    Limited partnership units
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

101,479 of the registrant's 102,796 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 34

                                TOTAL OF 36 PAGES

                                     PART I

ITEM 1.   BUSINESS
-------   --------

Organization
------------

McNeil Real Estate Fund XV, Ltd. (the "Partnership") was organized June 26, 1984 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated October 11, 1991, as amended (the "Amended Partnership Agreement"). Prior to October 11, 1991, McNeil Realty Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated June 26, 1984 (the "Original Partnership Agreement"). The principal place of business for the Partnership and General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On September 14, 1984, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $35,000,000 of limited partnership units ("Units"), with the General Partners' right to increase the offering up to $60,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on January 31, 1986, with 101,519 Units sold at $500 each, for gross proceeds of $50,759,500 to the Partnership. In addition, the original general partners purchased a total of 10 Units for $5,000. In 1991 and in 1992, 651 and 696 Units, respectively, were issued to the General Partner for payment of the Management Incentive Distribution ("MID"). During 1993 to 1995, 40 Units were relinquished leaving 102,836 Units outstanding as of December 31, 1996. Subsequent to year end, 40 Units were relinquished leaving 102,796 Units outstanding at January 31, 1997.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interest in the Corporate General Partner, were sold or liquidated for the benefit of creditors.

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

The Amended Partnership Agreement provides for a MID to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. See
Item 8 - Note 2 - "Transactions with Affiliates". In 1992, the General Partner received 696 Units for such a payment. For a discussion of the methodology for calculating and distributing the MID see Item 13 - Certain Relationships and Related Transactions.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $26,655 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $8,608 which, combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $35,263.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1996, the Partnership owned four income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001. Until such time as the Partnership's assets are liquidated, the Partnerships plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 6.9% of the outstanding Units of the Partnership for a purchase price of $95.00 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $100.24 per unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased approximately 10.3% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case (with the exception of Cedar Run, which is unencumbered by mortgage indebtedness) to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and
Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                             1996            Date
Property              Description           of Property           Debt        Property Tax      Acquired
----------            ------------        --------------      -------------   ------------      --------
Arrowhead (1)         Apartments
Shawnee, KS           436 units           $    8,198,117      $   6,999,878      $ 153,169          3/85

Cedar Run             Apartments
Lexington, KY         152 units                3,482,114                  -         30,617         12/85

Mountain
  Shadows (2)         Apartments
Albuquerque, NM       504 units               12,809,173         11,656,890        187,976          8/85

Woodcreek (3)         Apartments
Cary, NC              200 units                5,762,089          5,200,253         61,758         12/85
                                           -------------      -------------     ----------
                                          $   30,251,493     $   23,857,021    $   433,520
                                           =============      =============     ==========


-----------------------------------------
Total:    Apartments  -  1,292 units

 (1) Arrowhead Apartments is owned by Arrowhead Fund XV Limited Partnership which is wholly-owned by the Partnership.

 (2) Mountain Shadows Apartments is owned by McNeil Mountain Shadows Fund XV Limited Partnership which is wholly-owned by the Partnership.

 (3) Woodcreek Apartments is owned by Woodcreek Fund XV, Ltd. which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:


                                      1996            1995          1994            1993           1992
                                    ---------      ----------    -----------     ----------    ------------
Arrowhead
   Occupancy Rate............             95%             95%            95%            96%             92%
   Rent Per Square Foot......       $    7.12      $     6.76    $      6.42     $     5.95     $      5.49

Cedar Run
   Occupancy Rate............             95%             95%            95%            91%             92%
   Rent Per Square Foot......       $    7.62      $     7.22    $      7.14     $     6.61     $      6.32

Mountain Shadows
   Occupancy Rate............             87%             88%            94%            95%             93%
   Rent Per Square Foot......       $    8.28     $      8.24    $      7.97     $     7.53      $     6.88

Woodcreek
   Occupancy Rate............             96%             95%            99%            97%             92%
   Rent Per Square Foot......       $    8.80     $      8.42    $      8.08     $     7.40      $     6.87

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

The occupancy rate at Arrowhead is running slightly above the local area average of 94%. Area occupancy rates are expected to remain in the 95% range. Arrowhead is located in an affluent county in metropolitan Kansas City. The apartment market is extremely concentrated with over 3,000 apartment units within a one mile radius of Arrowhead. The increase in capital improvements over the last several years has allowed the property to reposition itself as one of the leaders in the market.

Over the past three years, Cedar Run has reduced its dependency on college students. This has enabled Cedar Run to maintain an occupancy rate of 95% since 1994. The market has fluctuated from 90% to 96%, while Cedar Run has held its occupancy rate constant throughout the year. The property's rent per square foot is currently 12% higher than the local market rate. There has been little new development of multi-family projects in the area.

Mountain Shadows is located in a very competitive market in Albuquerque and has experienced a decline in occupancy rates since 1993. This decline can be attributed to the construction of new multi-family units. The market maintains an occupancy level at 90%. The capital improvements program that Mountain Shadows has been involved in has kept the property aggressive in the market.

The occupancy rate at Woodcreek currently mirrors the market rate of 96%. The property is located in a rapidly developing area of Wake County in North Carolina with an additional 6,189 units planned in 1997. The current capital improvement program has enabled the property to stay competitive in a growing market.

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

None.

                                     PART II

ITEM 5.   MARKET  FOR  THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED
-------   ----------------------------------------------------------------------
          SECURITY HOLDER MATTERS
          -----------------------

(A) There is no established public trading market for Units, nor is one expected to develop.

(B)    Title of Class                       Number of Record Unit Holders
       --------------                       -----------------------------

       Limited partnership units            5,314 as of January 31, 1997

(C) Cash distributions of $999,981 were made to the limited partners during 1996. The distributions consisted of funds from operations. No distributions were made to the limited partners during 1995. The Partnership accrued distributions of $511,760 and $519,812 for the benefit of the General Partner for the years ended December 31, 1996 and 1995, respectively, of which all but $42,651 was paid as of December 31, 1996. These distributions are the MID pursuant to the Amended Partnership

       Agreement. Distributions of the MID are expected to be paid to the General Partner in 1997. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood they will continue to limited partners. In February 1997, a distribution of $500,000 was made to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.


Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue.................     $   7,973,979  $   7,716,859  $    7,415,746  $   7,237,745  $   7,897,402
Total revenue..................         8,076,096      7,991,130       7,772,979      7,280,900      7,982,880
Write-down for permanent
   impairment of real
   estate......................                 -              -               -              -      3,327,000
Loss on disposition of real
   estate......................                 -              -               -     (2,002,611)             -
Loss before extraordinary
   items.......................          (133,470)      (198,113)        (41,096)    (3,099,381)    (5,450,278)
Extraordinary gain on early
   extinguishment of debt......                 -              -               -      2,681,807         52,623
Net loss.......................          (133,470)      (198,113)        (41,096)      (417,574)    (5,397,655)

Net loss per limited partner-
 ship unit:
Loss before extraordinary
 items.........................        $    (5.66)   $     (6.90)  $       (5.19) $      (35.26) $      (52.45)
Extraordinary gain on early
 extinguishment of debt........                 -              -               -          25.81            .51
                                        ---------     ----------    ------------   ------------   ------------

Net loss.......................        $    (5.66)   $     (6.90)  $       (5.19) $       (9.45) $     (51.94)
                                        =========     ==========    ============   ============   ===========

Distribution per limited
   partnership unit............        $     9.70    $         -   $        4.86  $           -  $          -
                                        =========     ==========    ============   ============   ===========



                                                              As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  --------
Real estate investments,
   net.........................    $   30,251,493  $  31,548,994  $   32,336,645 $   33,207,297  $  35,470,317
Asset held for sale............                 -              -               -              -      6,515,301
Total assets...................        33,180,985     35,129,849      37,030,171     38,348,427     43,663,439
Mortgage notes payable,
   net.........................        23,857,021     24,216,133      25,443,252     25,803,685     30,191,039
Partners' equity...............         8,392,642     10,037,853      10,755,778     11,805,729     12,627,676

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Riverway Five on December 28, 1993, while La Plaza East was foreclosed upon on May 11, 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1996, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

Riverway Five was sold by the Partnership on December 28, 1993 yielding cash proceeds of $2,034,822. The property had very limited parking spaces and was only 64% occupied. The Partnership had previously recorded write-downs of $1,800,000 and $2,000,000 in 1992 and 1991, respectively, due to reevaluations of the long-term prospects for the market and the lack of available parking. Management believed that leasing the vacant space would be difficult, therefore the Partnership accepted a purchase offer, and the property was sold for $2,100,000. The Partnership filed suit against the title company involved in the Partnership's purchase of the property over representations of rights to additional parking when the property was acquired. In September 1994, the Partnership and Chicago Title reached a settlement of $300,000 which is recorded as gain on settlement of litigation on the Statements of Operations net of related legal costs.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Partnership revenues increased by $84,966 or 1.1% for the year ended 1996 as compared to 1995. Rental revenue increased by $257,120 or 3%, while interest income decreased $136,891.

Rental revenue was $7,973,979 for 1996 as compared to $7,716,859 in 1995. The increase of $257,120 or 3% is primarily due to increases in rental rates, offset by a slight increase in rental discounts given to Mountain Shadow tenants.

Interest income decreased by $136,891 or 57% in 1996 as compared to 1995 due to smaller average cash balances invested in interest-bearing accounts.

The Partnership also recognized a gain on legal settlement from Southmark of $35,263 in 1995. No such gain has been recognized in 1996.

Expenses:

Partnership expenses increased in 1996 by $20,323 or 0.2% as compared to the same period last year. Increases in personnel, repairs and maintenance, and general and administrative expenses were offset by decreases in mortgage interest and general and administrative - affiliate expenses.

Mortgage interest expense decreased for the year ended 1996, compared to 1995, by $299,187 or 12%. The decrease is due to the payoff of the Cedar Run mortgage note payable in December 1995.

Personnel expenses for 1996 were $883,514 as compared to $835,031 in 1995. The increase of $48,483 or 6% is due to increased office and maintenance salaries at all of the properties.

Repairs and maintenance expense for the period ended 1996 increased by $216,826 or 28%, compared to 1995. The increase is partially due to the replacement of carpeting, which met the Partnership's criteria for capitalization in 1995 based on the magnitude of replacements, but were expensed in 1996. In addition, furniture rental increased at Mountain Shadows due to an increase in corporate unit leases where furniture rental is included in the lease. The Partnership also experienced increases in contract painting and cleaning services as a result of increased turnover of residents at the properties.

General and administrative expenses increased in 1996 by $35,200 or 14%, as compared to 1995, due to costs incurred by the Partnership to evaluate and disseminate information regarding an unsolicited 1996 tender offer as discussed in Item 1 - Business.

General and administrative - affiliates expense decreased by $45,581 or 18% for the period ended 1996 as compared to 1995. The decrease is due to the reduction of overhead expenses allocable to the Partnership.

1995 compared to 1994

Revenue:

Partnership revenues increased by $218,151 or 3% for the year ended 1995 as compared to 1994. Rental revenue and interest income increased by $301,113 and $104,776, respectively.

Rental revenue was $7,716,859 for 1995 as compared to $7,415,746 in 1994. The increase was primarily due to increases in rental rates, offset by slight decreases in occupancy rates at all the properties.

Interest income earned on cash and cash equivalents increased from 1994 to 1995 due to an increase in the interest rates and larger average cash balances invested in interest-bearing accounts.

In 1994, the Partnership recognized income of $223,001 for the settlement of litigation, as discussed above. In 1995, the Partnership recognized a gain on legal settlement of $35,263 as a result of the settlement with Southmark.

Expenses:

Partnership expenses increased in 1995 by $375,168 or 5% as compared to the same period in 1994. The increase was primarily due to increases in property taxes, other property operating and general and administrative expenses.

Property tax expense for 1995 was $421,633 as compared to $393,660 in 1994. The increase of $27,973 or 7% was a result of an increase in the assessed property value at Mountain Shadows.

Other property operating expenses increased $53,477 or 12% for the year ended 1995 as compared to the year ended 1994. The increase can be attributed to increases in hazard insurance at Arrowhead and Mountain Shadows, as well as increases in office supplies and marketing at all four properties.

General and administrative expenses during 1995 increased $145,222 as compared to 1994 due to costs incurred by the Partnership in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited 1995 tender offer.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership has experienced positive cash flow from operations of $6,004,721 for the three years ended December 31, 1996. In 1995, the Partnership received net cash proceeds of $1,367,557 through the refinancing of Woodcreek. Over the last three years the Partnership has used cash to fund $3,010,580 in additions to real estate investments, $1,236,697 in scheduled principal payments on mortgage notes payable, $143,638 for additional deferred borrowing costs, $1,511,397 for payment of the MID and $1,499,974 for distributions to the limited partners. In December 1995, proceeds from the refinancing of Woodcreek and current cash reserves totaling $2,217,856 were used to pay off the principal balance of the mortgage note on Cedar Run.

Cash generated from operating activities increased by $67,918 in 1996 as compared to 1995. The increase in cash received from tenants and the reduction in interest paid as well as cash paid to affiliates offset the increase in cash paid to suppliers and the decrease in interest received.

The Partnership generated cash flow of $1,914,501 through operating activities in 1995 as compared to $2,107,801 in 1994. This decline of $193,300 in cash provided by operating activities is primarily due to the proceeds received from the litigation settlement in 1994. The increases in the cash received from tenants and interest received were offset by the increase in the cash paid to suppliers and the property taxes paid.

The Partnership expended $827,496, $1,168,355 and $1,014,729 for capital improvements to the properties in 1996, 1995 and 1994, respectively.

During 1996 and 1994, the Partnership paid distributions to the limited partners of $1,499,974. In 1995, proceeds from the refinancing of a mortgage note were used to retire another mortgage note, as discussed above.

Short-term liquidity:

The Partnership held cash and cash equivalents of $1,362,812 at December 31, 1996, down $716,540 from the balance at December 31, 1995. This balance provides a reasonable level of working capital for the Partnership's operations.

In 1997, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In the past three years the Partnership has spent $2.9 million renovating the properties so they can remain competitive in their respective markets. In 1997, the Partnership has budgeted to spend approximately $547,000 on capital improvements, which are expected to be funded from operations of the properties.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. All or a combination of these steps may be inadequate or unfeasible in resolving such potential working capital deficiencies. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for each of the three years ended December 31, 1996, income of $448,715, $511,270 and $492,604, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of $582,185, $709,383 and $533,700 for each of the three years ended December 31, 1996, respectively.

During 1996, the limited partners received a cash distribution of $999,981. This distribution consisted of funds from operations. A distribution of $511,760 for the MID was accrued by the Partnership for the General Partner in 1996. In light of the Cedar Run mortgage note payoff, management did not make any distributions to the limited partners in 1995. In February 1997, a distribution of $500,000 was made to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support additional distributions to the limited partners.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                      Page
                                                                                                      Number

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1996 and 1995...................................                       15

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       16

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1996.......................................                       17

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1996..............................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       29




















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XV, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XV, Ltd. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XV, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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





/s/  Arthur Andersen LLP


Dallas, Texas
   March 17, 1997

                        McNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                      ------------------------------------
                                                                           1996                  1995
                                                                      ----------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     7,087,195      $    7,087,195
   Buildings and improvements...............................                45,563,139          44,889,821
                                                                        --------------       -------------
                                                                            52,650,334          51,977,016
   Less:  Accumulated depreciation..........................               (22,398,841)        (20,428,022)
                                                                        --------------       -------------
                                                                            30,251,493          31,548,994

Cash and cash equivalents...................................                 1,362,812           2,079,352
Cash segregated for security deposits.......................                   263,255             249,574
Accounts receivable.........................................                   188,831               6,691
Prepaid expenses and other assets...........................                    43,266              43,905
Escrow deposits.............................................                   310,888             364,431
Deferred borrowing costs, net of accumulated
   amortization of $248,892 and $172,430 at
   December 31, 1996 and 1995, respectively ................                   760,440             836,902
                                                                        --------------       -------------
                                                                       $    33,180,985      $   35,129,849
                                                                        ==============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-------------------------------------------

Mortgage notes payable, net.................................           $    23,857,021      $   24,216,133
Accounts payable............................................                         -              42,258
Accrued expenses............................................                   149,324             197,112
Accrued interest............................................                   166,600             169,346
Accrued property taxes......................................                   170,447             164,534
Deferred gain - involuntary conversion......................                    97,210                   -
Payable to affiliates - General Partner.....................                    99,892              48,469
Security deposits and deferred rental income................                   247,849             254,144
                                                                        --------------       -------------
                                                                            24,788,343          25,091,996
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 120,000  limited  partnership  units
     authorized;  102,836 limited partnership units
     issued and outstanding at December 31, 1996 and 1995...                 8,812,479          10,394,645
   General Partner..........................................                  (419,837)           (356,792)
                                                                        --------------       -------------
                                                                             8,392,642          10,037,853
                                                                        --------------       -------------
                                                                       $    33,180,985      $   35,129,849
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS


                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------

Revenue:
   Rental revenue..........................        $    7,973,979     $    7,716,859    $     7,415,746
   Interest................................               102,117            239,008            134,232
   Gain on settlement of legal expenses....                     -             35,263                  -
   Gain on settlement of litigation, net...                     -                  -            223,001
                                                    -------------      -------------     --------------
     Total revenue.........................             8,076,096          7,991,130          7,772,979
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             2,134,252          2,433,439          2,397,880
   Depreciation and amortization...........             2,039,432          1,956,006          1,885,381
   Property taxes..........................               433,520            421,633            393,660
   Personnel expenses......................               883,514            835,031            810,327
   Repairs and maintenance.................             1,002,566            785,740            801,181
   Property management fees -
     affiliates............................               399,829            385,074            376,559
   Utilities...............................               362,268            378,487            366,026
   Other property operating expenses.......               458,335            487,602            434,125
   General and administrative..............               293,281            258,081            112,859
   General and administrative -
     affiliates............................               202,569            248,150            236,077
                                                    -------------      -------------     --------------
     Total expenses........................             8,209,566          8,189,243          7,814,075
                                                    -------------      -------------     --------------

Net loss...................................        $     (133,470)    $     (198,113)   $       (41,096)
                                                    =============      =============     ==============

Net loss allocable to limited partners.....        $     (582,185)    $     (709,383)   $      (533,700)
Net income allocable to
   General Partner.........................               448,715            511,270            492,604
                                                    -------------      -------------     --------------
Net loss...................................        $     (133,470)    $     (198,113)   $       (41,096)
                                                    =============      =============     ==============

Net loss per limited partnership unit......        $        (5.66)    $        (6.90)   $         (5.19)
                                                    =============      =============     ==============

Distribution per limited partnership unit..        $         9.70     $            -    $          4.86
                                                    =============      =============     ==============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994




                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Equity
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1993..............       $      (331,992)        $    12,137,721       $    11,805,729

Net income (loss).........................               492,604                (533,700)              (41,096)

Limited partners distribution.............                     -                (499,993)             (499,993)

Management Incentive Distribution.........              (508,862)                      -              (508,862)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............              (348,250)             11,104,028            10,755,778

Net income (loss).........................               511,270                (709,383)             (198,113)

Management Incentive Distribution.........              (519,812)                      -              (519,812)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............              (356,792)             10,394,645            10,037,853

Net income (loss).........................               448,715                (582,185)             (133,470)

Limited partners distribution.............                     -                (999,981)             (999,981)

Management Incentive Distribution.........              (511,760)                      -              (511,760)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............       $      (419,837)        $     8,812,479       $     8,392,642
                                                  ==============          ==============        ==============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                       1996               1995               1994
                                                   --------------    ---------------    ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    7,957,172    $     7,687,865    $     7,446,868
   Cash received from legal settlement.....                     -             35,263                  -
   Cash paid to suppliers..................            (2,999,800)        (2,639,152)        (2,486,722)
   Cash paid to affiliates.................              (593,626)          (630,652)          (611,940)
   Interest received.......................               102,117            239,008            134,232
   Interest paid...........................            (2,017,275)        (2,308,035)        (2,285,387)
   Property taxes paid.....................              (466,169)          (469,796)          (312,251)
   Net proceeds from litigation
     settlement............................                     -                  -            223,001
                                                    -------------      -------------     --------------
Net cash provided by operating activities..             1,982,419          1,914,501          2,107,801
                                                    -------------      -------------     --------------

Net cash used in investing activities:
   Additions to real estate
     investments...........................              (827,496)        (1,168,355)        (1,014,729)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Net proceeds from refinancing of
     mortgage notes payable................                     -          1,367,557                  -
   Principal payments on mortgage
     notes payable.........................              (402,373)        (2,644,430)          (407,750)
   Deferred borrowing costs paid...........                     -           (143,638)                 -
   Limited partners distribution...........              (999,981)                 -           (499,993)
   Management Incentive Distribution.......              (469,109)          (530,830)          (511,458)
                                                    -------------      -------------     --------------
Net cash used in financing activities......            (1,871,463)        (1,951,341)        (1,419,201)
                                                    -------------      -------------     --------------

Net decrease in cash and cash
   equivalents.............................              (716,540)        (1,205,195)          (326,129)

Cash and cash equivalents at
     beginning of year.....................             2,079,352          3,284,547          3,610,676
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    1,362,812     $    2,079,352    $     3,284,547
                                                    =============      =============     ==============

See discussions of noncash investing and financing activities in Note 6.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities



                                                            For the Years Ended December 31,
                                                   ---------------------------------------------------
                                                        1996               1995               1994
                                                   ---------------    ---------------   --------------
Net loss...................................        $     (133,470)    $     (198,113)   $     (41,096)
                                                    -------------      -------------     -------------

Adjustments to reconcile net loss
   to net cash provided by operating
     activities:
   Depreciation and amortization...........             2,039,432          1,956,006          1,885,381
   Amortization of discounts on
     mortgage notes payable................                43,261             49,754             47,317
   Amortization of deferred borrowing
     costs.................................                76,462             95,120             68,136
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (13,681)            (4,580)            12,952
     Accounts receivable...................                   635              4,797              8,137
     Prepaid expenses and other assets.....                   639             41,718            (29,561)
     Escrow deposits.......................                53,543            (85,941)            61,811
     Accounts payable......................               (42,258)            15,759             (9,505)
     Accrued expenses......................               (47,788)           117,708             12,911
     Accrued interest......................                (2,746)           (19,470)            (2,960)
     Accrued property taxes................                 5,913            (47,614)            70,734
     Payable to affiliates - General
       Partner.............................                 8,772              2,572                696
     Security deposits and deferred
       rental income.......................                (6,295)           (13,215)            22,848
                                                    -------------      -------------     --------------

         Total adjustments.................             2,115,889          2,112,614          2,148,897
                                                    -------------      -------------     --------------

Net cash provided by operating activities..        $    1,982,419     $    1,914,501    $     2,107,801
                                                    =============      =============     ==============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   -----------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XV, Ltd. (the "Partnership") was organized June 26, 1984 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated October 11, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned
four  income-producing   properties  as  described  in  Note  4  -  Real  Estate
Investments.

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

The Partnership's financial statements include the accounts of the following listed tier partnerships. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership has a 100% ownership interest in each of the following tier partnerships:


   Tier Partnership
   ----------------

Arrowhead Fund XV Limited Partnership (a)(b)
McNeil Mountain Shadows Fund XV
   Limited Partnership (a)(b)
Woodcreek Fund XV, Ltd. (a)(c)

(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Included in financial statements for years ended December 31, 1996, 1995 and 1994.

(c)  Included in financial statements for year ended December 31, 1996 and 1995.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

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

b) then, net income in an amount equal to the greater of 1) 1% of net income or 2) the cumulative amount distributed for the Management Incentive Distribution ("MID") for which no income allocation has previously been made shall be allocated to the General Partner; provided that if all or a portion of such distribution consists of limited partnership units ("Units"), the amount of net income allocated shall be equal to the amount of cash the General Partner would have otherwise received; and

c)   any remaining net income shall be allocated 100% to the limited partners.

The Amended Partnership Agreement provides that net losses shall be allocated 1% to the General Partner and 99% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions of cash from property operations shall be made as follows:

(a)      first, to the General Partner, an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

At the discretion of the General Partner, distribution of cash from sales or refinancing shall be distributed as follows:

(a) first, to the General Partner, an amount equal to any MID not satisfied through distributions of cash from property operations; and

(b) any remaining cash shall be distributed to the limited partners in the following proportions: 95/270 to Group A subscribers, 90/270 to Group B subscribers and 85/270 to Group C subscribers of the pro rata portion of the original invested capital attributable to each group of subscribers.

Cash distributions of $999,981 and $499,993 were made to the limited partners during 1996 and 1994, respectively. No distributions were made to the limited partners during 1995. The Partnership accrued distributions of $511,760, $519,812 and $508,862 for the benefit of the General Partner for the years ended December 31, 1996, 1995 and 1994, respectively. The distributions are the MID pursuant to the Amended Partnership Agreement. In February 1997, a distribution of $500,000 was made to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support additional distributions to the limited partners.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per Unit is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding calculated on the last day of each calendar month. Per Unit information has been computed based on 102,836 weighted average Units outstanding in 1996 and 1995, and 102,846 weighted average Units outstanding in 1994.

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

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1996, 1995 or 1994 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                   ---------------------------------------------------
                                                       1996               1995               1994
                                                   --------------     --------------    --------------
Property management fees - affiliates......        $      399,829     $      385,074    $      376,559
Charged to general and
   administrative - affiliates:
   Partnership administration..............               202,569            248,150            236,077
                                                    -------------      -------------     --------------
                                                   $      602,398     $      633,224    $       612,636
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   MID.....................................        $      511,760     $     519,812     $       508,862
                                                    =============      ============      ==============

Payable to affiliates - General Partner at December 31, 1996 and 1995 consists primarily of MID, reimbursable costs and property management fees which are due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $713,934 in 1996, $472,231 in 1995 and $284,142 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                   Buildings and        Accumulated           Net Book
       1996                         Land           Improvements         Depreciation            Value
       ----                    --------------      --------------      ---------------     --------------
Arrowhead
   Shawnee, KS                 $    1,537,294      $   13,912,565      $   (7,251,742)     $    8,198,117
Cedar Run
   Lexington, KY                      866,465           4,770,183          (2,154,534)          3,482,114
Mountain Shadows
   Albuquerque, NM                  3,236,768          19,140,288          (9,567,883)         12,809,173
Woodcreek
   Cary, NC                         1,446,668           7,740,103          (3,424,682)          5,762,089
                                -------------       -------------       -------------       -------------
                               $    7,087,195      $   45,563,139      $  (22,398,841)     $   30,251,493
                                =============       =============       =============       =============

                                                   Buildings and        Accumulated           Net Book
       1995                         Land           Improvements         Depreciation            Value
       ----                    --------------      --------------      ---------------     --------------

Arrowhead                      $    1,537,294      $   13,723,961      $   (6,644,247)     $    8,617,008
Cedar Run                             866,465           4,660,303          (1,915,041)          3,611,727
Mountain Shadows                    3,236,768          19,017,982          (8,739,577)         13,515,173
Woodcreek                           1,446,668           7,487,575          (3,129,157)          5,805,086
                                -------------       -------------       -------------       -------------
                               $    7,087,195     $    44,889,821      $  (20,428,022)     $   31,548,994
                                =============      ==============       =============       =============

On or about August 19, 1993, the Partnership filed an action against the title company regarding the lack of parking at a former Partnership property, Riverway Five. Although Riverway Five was sold December 28, 1993, the Partnership continued to pursue the action filed against the title company. On September 14, 1994, the Partnership received a settlement of $300,000 which is included in the Statement of Operations net of related legal costs.

Except for Cedar Run, the Partnership's real estate properties are encumbered by mortgage indebtedness as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1996 and 1995. All mortgage notes are secured by real estate investments.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                          December 31,
Property                 Position    (a)  Rates %      Maturity Date (d)           1996                1995
--------                 ---------------  -------      -----------------      ---------------    ----------------

Arrowhead (c)            First             8.150       $   60,450    07/03    $     7,158,921    $     7,294,796
                         Discount (b)                                                (159,043)          (175,401)
                                                                                -------------     --------------
                                                                                    6,999,878          7,119,395
                                                                                -------------     --------------

Mountain
   Shadows (c)           First             8.150          100,670    07/03         11,922,091         12,148,372
                         Discount (b)                                                (265,201)          (292,104)
                                                                                -------------     --------------
                                                                                   11,656,890         11,856,268

Woodcreek                First             8.540           40,517    08/02          5,200,253          5,240,470
                                                                                -------------     --------------
                                                                              $    23,857,021    $    24,216,133
                                                                                =============     ==============

(a)  The debt is non-recourse to the Partnership.

(b) Discounts are based on an effective interest rate of 8.62% for Arrowhead and Mountain Shadows.

(c) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized and may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(d)  Balloon payments on the mortgage notes payable are due as follows:

         Property                Balloon Payment                Date
         --------                ---------------                -----

         Woodcreek               $4,894,767                     08/02
         Arrowhead               5,947,622                      07/03
         Mountain Shadows        9,904,857                      07/03

On December 28, 1995, the Partnership paid off the mortgage note payable on Cedar Run in the amount of $2,217,856. The related deferred borrowing costs in the amount of $47,040 were written off.

Scheduled principal maturities of the mortgage notes payable under existing agreements, before consideration of discounts of $424,244, are as follows:

                  1997....................................        $   436,589
                  1998....................................            473,715
                  1999....................................            513,999
                  2000....................................            557,709
                  2001....................................            605,137
                  Thereafter..............................         21,694,116
                                                                   ----------
                    Total.................................        $24,281,265
                                                                   ==========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $23,497,000 at December 31, 1996 and $24,307,000 at December 31, 1995.

NOTE 6 - REFINANCING OF MORTGAGE NOTES PAYABLE
----------------------------------------------

On August 11, 1995, the Partnership refinanced the mortgage notes payable on Woodcreek. The new loan bears an interest rate of 8.54% and will mature August 11, 2002. Following is a summary of the transaction:


         New loan proceeds...........................         $  5,250,000
         Existing debt retired.......................           (3,882,443)
                                                               -----------
         Cash proceeds from refinancing..............         $  1,367,557
                                                               ===========

The Partnership deposited $131,656 into property tax and deferred maintenance escrows and incurred loan costs of $143,638 relating to the refinancing.

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

5) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12,  1996,  High River  Limited  Partnership  (as defined in this
     Section 5, "High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River. The judge's decision resolved all the issues in the action.

NOTE 8 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On October 30, 1996, four units at Woodcreek Apartments were destroyed by fire causing $192,775 in damages. The insurance reimbursements to cover the cost of repairs, net of a deductible, will exceed the basis of the property damaged by $97,210. The Partnership has recorded a deferred gain on involuntary conversion of $97,210 and a receivable of $182,775 from its insurance company for funds not reimbursed as of December 31, 1996. The deferred gain will be recognized as the insurance proceeds are recovered.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                   Cumulative          Costs
                                                     Initial Cost (b)              Write-down       Capitalized
                            Related (b)                          Buildings and    and Permanent      Subsequent
Description                Encumbrances          Land            Improvements       Impairment     To Acquisition
-----------                --------------    --------------    ----------------   -------------    --------------
APARTMENTS:

Arrowhead

   Shawnee, KS             $    6,999,878    $    1,537,294    $   12,035,648     $          -     $   1,876,917

Cedar Run
   Lexington, KY                        -           866,465         3,947,228         (150,600)          973,555

Mountain Shadows
   Albuquerque, NM             11,656,890         3,236,768        17,555,977                -         1,584,311

Woodcreek
   Cary, NC                     5,200,253         1,446,668         6,590,377                -         1,149,726
                           --------------    --------------    --------------     ------------     -------------

                          $    23,857,021   $     7,087,195   $    40,129,230    $    (150,600)   $    5,584,509
                           ==============    ==============    ==============     ============     =============


(b) The encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.









                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                   --------------     --------------   ----------------    ----------------
APARTMENTS:

Arrowhead

   Shawnee, KS                $    1,537,294     $   13,912,565   $     15,449,859    $   (7,251,742)

Cedar Run
   Lexington, KY                     866,465          4,770,183          5,636,648        (2,154,534)

Mountain Shadows
   Albuquerque, NM                 3,236,768         19,140,288         22,377,056        (9,567,883)

Woodcreek
   Cary, NC                        1,446,668          7,740,103          9,186,771        (3,424,682)
                              --------------     --------------    ---------------     -------------
                              $    7,087,195    $    45,563,139   $     52,650,334    $  (22,398,841)
                              ==============     ==============    ===============     =============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $52,928,356 and accumulated depreciation was $20,698,127 at December 31, 1996.





                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                ---------             -------------
APARTMENTS:

Arrowhead

   Shawnee, KS                  1971                        03/85                   3-25

Cedar Run
   Lexington, KY                1978                        12/85                   3-25

Mountain Shadows
   Albuquerque, NM              1986                        08/85                   3-25

Woodcreek
   Cary, NC                     1981                        12/85                   3-25






                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:

                                                          For the Years Ended December 31,
                                                  -----------------------------------------------------
                                                       1996               1995               1994
                                                  ---------------     --------------    ---------------

Real estate investments:
Balance at beginning of year...............       $    51,977,016     $   50,808,661    $    49,793,932

Improvements...............................               827,496          1,168,355          1,014,729

Replacement of assets......................              (154,178)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................       $    52,650,334     $   51,977,016    $    50,808,661
                                                    =============      =============     ==============



Accumulated depreciation:

Balance at beginning of year...............       $    20,428,022     $   18,472,016    $    16,586,635

Depreciation...............................             2,039,432          1,956,006          1,885,381

Replacement of assets......................               (68,613)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................       $    22,398,841     $   20,428,022    $    18,472,016
                                                    =============      =============     ==============


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
None.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -----------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is  also  Chairman  of  the
Chairman of the                         Board  and   Director  of   McNeil  Real
Board and Director                      Estate   Management,   Inc.   ("McREMI")
                                        which  is an  affiliate  of the  General
                                        Partner.   He  has  held  the  foregoing
                                        positions  since the  formation  of such
                                        entity in 1990. Mr. McNeil  received his
                                        B.A. degree from Stanford  University in
                                        1942 and his L.L.B. degree from Stanford
                                        Law  School  in 1948.  He is a member of
                                        the State Bar of California and has been
                                        involved in real estate  financing since
                                        the  late  1940's  and  in  real  estate
                                        acquisitions,      syndications      and
                                        dispositions since 1960. From 1986 until
                                        active  operations  of McREMI and McNeil
                                        Partners,  L.P.  began in February 1991,
                                        Mr. McNeil was a private  investor.  Mr.
                                        McNeil is a member of the  International
                                        Board   of   Directors   of   the   Salk
                                        Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       ----------------------------------------
Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 10,538 Units (approximately 10.3% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

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

MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1996, the Partnership paid or accrued for the General Partner MID in the amount of $511,760.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $602,398 in property management fees and reimbursements.

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

See accompanying Index to Financial Statements at Item 8.

(A)     Exhibits

       The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

        Exhibit
        Number                              Description
        -------                             -----------

         3. Partnership Agreement dated June 26, 1984 and amended as of September 7, 1984. (1)

         3.1 Amended and Restated Partnership Agreement of McNeil Real Estate Fund XV, Ltd., dated October 11, 1991.
                                            (1)

         3.2                                Amendment  No. 1 to the Amended  and
                                            Restated   Partnership    Agreement,
                                            dated March 28, 1994. (2)

         3.3                                Amendment  No. 2 to the Amended  and
                                            Restated   Partnership    Agreement,
                                            dated March 28, 1994. (2)

         10.1 Property Management Agreement, dated October 11, 1991, between McNeil Real Estate Fund XV, Ltd. and McNeil Real Estate Management, Inc. (1)

         10.2 Termination Agreement, dated October 11, 1991, between McNeil Real Estate Fund XV, Ltd. and McNeil Partners, L.P. (1)

         10.3 Amendment of Property Management Agreement, dated March 5, 1993, between McNeil Real Estate Fund XV, Ltd. and McNeil Real Estate Management, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992)

        Exhibit
        Number                              Description
        -------                             ------------

         10.4 Loan Agreement, dated June 24, 1993, between Lexington Mortgage Company and McNeil Real Estate Fund XV, Ltd. et al. (Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (File No. 0-9783), on Form 10-K for the period ended December 31, 1993)

         10.5 Master Property Management Agreement, dated as of June 24, 1993 between McNeil Real Estate Management, Inc. and McNeil Real Estate Fund XV, Ltd. (2)

         10.6 Mortgage Note, dated August 11, 1995, between Woodcreek Fund XV, Ltd. and Fleet Real Estate Capital, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

         11. Statement regarding computation of Net Income (Loss) per limited partnership unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies").

         22.                                Following  is a list of subsidiaries
                                            of the Partnership:

                                                                                               Names Under
                                                                           Jurisdiction          Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                            -----------------------       -------------        --------------
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

        27.                                 Financial Data Schedule for the year
                                            ended December 31, 1996.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                        McNEIL REAL ESTATE FUND XV, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            McNEIL REAL ESTATE FUND XV, LTD.


                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



March 28, 1997                     By:  /s/  Robert A. McNeil
--------------                        ------------------------------------------
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



March 28, 1997                     By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                          Investors, Inc.
                                        (Principal Financial Officer)




March 28, 1997                     By:  /s/  Brandon K. Flaming
--------------                         -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)