Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1997-05-14
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended             March 31, 1997
                          ------------------------------------------------------


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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                           March 31,         December 31,
                                                                             1997                1996
                                                                       ----------------     --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     7,087,195      $    7,087,195
   Buildings and improvements...............................                45,591,100          45,563,139
                                                                        --------------       -------------
                                                                            52,678,295          52,650,334
   Less:  Accumulated depreciation..........................               (22,916,080)        (22,398,841)
                                                                        --------------       -------------
                                                                            29,762,215          30,251,493

Cash and cash equivalents...................................                 1,003,049           1,362,812
Cash segregated for security deposits.......................                   248,674             263,255
Accounts receivable.........................................                   310,602             188,831
Prepaid expenses and other assets...........................                    38,904              43,266
Escrow deposits.............................................                   419,119             310,888
Deferred borrowing costs (net of accumulated
   amortization of $272,855 and $248,892 at
   March 31, 1997 and December 31, 1996,
   respectively)............................................                   736,477             760,440
                                                                        --------------       -------------
                                                                       $    32,519,040      $   33,180,985
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,764,703      $   23,857,021
Accounts payable............................................                    26,579                   -
Accrued property taxes......................................                   281,732             149,324
Accrued expenses............................................                   109,429             166,600
Accrued interest............................................                   165,877             170,447
Deferred gain - involuntary conversion......................                    97,210              97,210
Payable to affiliates - General Partner.....................                   108,475              99,892
Security deposits and deferred rental revenue...............                   263,108             247,849
                                                                        --------------       -------------
                                                                            24,817,113          24,788,343
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
     authorized;  102,796 and 102,836 limited  partnership
     units issued and outstanding at March 31, 1997
     and December 31, 1996, respectively....................                 8,127,158           8,812,479
   General Partner..........................................                  (425,231)           (419,837)
                                                                        --------------       -------------
                                                                             7,701,927           8,392,642
                                                                        --------------       -------------
                                                                       $    32,519,040      $   33,180,985
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

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                            --------------------------------
                                                                                1997                1996
                                                                            -------------      -------------
Revenue:
   Rental revenue...................................                       $    1,949,655     $    1,969,533
   Interest.........................................                               17,109             26,590
                                                                            -------------      -------------
     Total revenue..................................                            1,966,764          1,996,123
                                                                            -------------      -------------

Expenses:
   Interest.........................................                              535,834            541,501
   Depreciation and amortization....................                              517,239            505,107
   Property taxes...................................                              111,285            114,283
   Personnel expenses...............................                              243,240            239,445
   Utilities........................................                              112,518             95,068
   Repair and maintenance...........................                              213,606            198,165
   Property management fees - affiliates............                              101,259             99,944
   Other property operating expenses................                              124,194            110,432
   General and administrative.......................                               39,796             32,765
   General and administrative - affiliates..........                               37,526             56,017
                                                                            -------------      -------------
     Total expenses.................................                            2,036,497          1,992,727
                                                                            -------------      -------------

Net income (loss)...................................                       $      (69,733)    $        3,396
                                                                            =============      =============

Net income (loss) allocable to limited partners.....                       $     (185,317)    $        3,362
Net income allocable to General Partner.............                              115,584                 34
                                                                            -------------      -------------
Net income (loss)...................................                       $      (69,733)    $        3,396
                                                                            =============      =============

Net income (loss) per limited partnership unit......                       $        (1.80)    $         0.03
                                                                            =============      =============

Distribution per limited partnership unit...........                       $         4.86     $         4.86
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                For the Three Months Ended March 31, 1997 and 1996

                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         --------------        --------------
Balance at December 31, 1995..............       $     (356,792)         $   10,394,645        $   10,037,853

Net income................................                   34                   3,362                 3,396

Management Incentive Distribution.........             (129,131)                      -              (129,131)

Limited partner distribution..............                    -                (499,991)             (499,991)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (485,889)         $    9,898,016        $    9,412,127
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (419,837)         $    8,812,479        $    8,392,642

Net income (loss).........................              115,584                (185,317)              (69,733)

Management Incentive Distribution.........             (120,978)                      -              (120,978)

Limited partner distribution..............                    -                (500,004)             (500,004)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (425,231)         $    8,127,158        $    7,701,927
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                            Three Months Ended
                                                                                 March 31,
                                                                -------------------------------------------
                                                                        1997                    1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        1,858,537         $     1,983,662
   Cash paid to suppliers............................                     (747,550)               (706,563)
   Cash paid to affiliates...........................                     (130,424)               (159,148)
   Interest received.................................                       17,109                  26,590
   Interest paid.....................................                     (499,082)               (506,978)
   Property taxes paid...............................                     (103,802)                (84,527)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      394,788                 553,036
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                      (27,961)               (144,350)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (105,830)                (97,935)
   Management Incentive Distribution.................                     (120,756)                      -
   Limited partner distribution......................                     (500,004)               (499,991)
                                                                ------------------          --------------
Net cash used in financing activities................                     (726,590)               (597,926)
                                                                ------------------          --------------

Net decrease in cash and cash equivalents............                     (359,763)               (189,240)

Cash and cash equivalents at beginning of
   period............................................                    1,362,812               2,079,352
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,003,049         $     1,890,112
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                  March 31,
                                                                  ---------------------------------------
                                                                        1997                    1996
                                                                  -----------------      ----------------
Net income (loss)....................................             $        (69,733)      $          3,396
                                                                   ---------------        ---------------

Adjustments to  reconcile  net income (loss) to net
   cash  provided by operating activities:
   Depreciation......................................                      517,239                 505,107
   Amortization of discounts on mortgage
     notes payable...................................                       13,512                  12,828
   Amortization of deferred borrowing costs..........                       23,963                  22,415
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       14,581                  18,376
     Accounts receivable.............................                     (121,771)                 (3,729)
     Prepaid expenses and other assets...............                        4,362                   1,010
     Escrow deposits.................................                     (108,231)                (47,868)
     Accounts payable................................                       26,579                  31,251
     Accrued property taxes..........................                      111,285                 113,943
     Accrued expenses................................                      (39,895)                (97,013)
     Accrued interest................................                         (723)                   (720)
     Payable to affiliates - General Partner.........                        8,361                  (3,187)
     Security deposits and deferred rental
       revenue.......................................                       15,259                  (2,773)
                                                                   ---------------          --------------

       Total adjustments.............................                      464,521                 549,640
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        394,788         $       553,036
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

                        McNEIL REAL ESTATE FUND XV, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1997

NOTE 1.
-------

McNeil Real Estate Fund XV, Ltd. (the "Partnership") was organized June 26, 1984 as a limited partnership organized under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is
McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated limited partnership agreement, dated October 11, 1991 (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XV, Ltd., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           1997         1996
                                                        ---------     ----------

Property management fees - affiliates...........        $ 101,259     $   99,944
Charged to general and administrative -
   affiliates:
   Partnership administration...................           37,526         56,017
                                                         --------      ---------
                                                        $ 138,785     $  155,961
                                                         ========      =========

Charged to General Partner's deficit:
   MID..........................................        $ 120,978     $  129,131
                                                         ========      =========


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At March 31, 1997, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased by $29,359 for the three months ended March 31, 1997, as compared to the same period last year. Rental revenue and interest income decreased by $19,878 and $9,481, respectively.

Rental revenue for the first three months of 1997 was $1,949,655 as compared to $1,969,533 for the same period in 1996. The decrease in rental revenue of $19,878 is due to reduced rental rates and occupancy at Mountain Shadows. The net rental revenue decrease of $56,918 at Mountain Shadows was offset by rental increases at the remaining three properties.

Interest income for the three months decreased due to smaller average cash balances invested in interest-bearing accounts.

Expenses:

Partnership expenses increased by $43,770 or 2% for the three months ended March 31, 1997. Increases in utilities, repairs and maintenance, other property operating and general and administrative expense were offset by a decrease in general and administrative-affiliates expense.

Utilities increased by $17,450 or 18% for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was mainly due to an increase in gas & oil rates and usage at Arrowhead Apartments in Kansas.

Repairs and maintenance expense for the three months ended March 31, 1997 increased by $15,441 or 8% compared to the same period in 1996. The increase is due to the replacement of carpeting, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997. A decrease in furniture rental at Mountain Shadows, results from a decrease in corporate unit leases where furniture is provided by the lease, offset the overall increase in repairs and maintenance expense.

Other property operating expenses increased $13,762 or 12% for the three months ended March 31, 1997, as compared to 1996. This increase is due to an increase in advertising at Arrowhead and payment of a liability claim below the deductible at Mountain Shadows.

General and administrative expenses increased $7,031 or 21% for the first three months of 1997 as compared to the same period last year. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, these costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates.

General and administrative - affiliates expense decreased by $18,491 or 33% for the first three months of 1997 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership. Allocated expenses decreased in part due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $394,788 of cash in the first three months of 1997 as compared to $553,036 for the same period in 1996. The decrease in cash of $158,248 was mainly the result of an decrease in cash received from tenants and an increase in cash paid to suppliers.

The Partnership expended $27,961 and $144,350 for capital improvements to its properties in the first three months of 1997 and 1996, respectively.

During the first three months of 1997, the Partnership paid distributions of $500,004 to the limited partners and MID payments of $120,756.

Short-term liquidity:

At March 31, 1997, the Partnership held cash and cash equivalents of $1,003,049, down $359,763 from the balance at December 31, 1996. This balance provides a comfortable level of working capital for the Partnership's operations.

During 1997, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In 1997, the Partnership has budgeted to spend approximately $547,000 on capital improvements, which are expected to be funded from operations of the properties.

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

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1997 and 1996, $115,584 and $34, respectively, was allocated to the General Partner. The limited partners received allocations of $(185,317) and $3,362 for the three months ended March 31, 1997 and 1996, respectively.

During 1997, the limited partners received a cash distribution of $500,004. The distribution consisted of funds from operations. A distribution of $120,978 for the MID was accrued by the Partnership for the period ended March 31, 1997 for the General Partner.

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.1 Amended and Restated Partnership Agreement dated October 11, 1991. (1)

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 102,796 and 102,836 limited partnership units outstanding in 1997 and 1996, respectively.

         27. Financial Data Schedule for the quarter ended March 31, 1997.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XV, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





May 14, 1997                        By: /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





May 14, 1997                        By: /s/  Brandon K. Flaming
--------------                          ----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)