Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1997-08-13
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended      June 30, 1997
                            ----------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                           June 30,         December 31,
                                                                            1997                1996
                                                                       ---------------      --------------
ASSETS
-------

Real estate investments:
   Land.....................................................           $     7,087,195      $    7,087,195
   Buildings and improvements...............................                45,710,052          45,563,139
                                                                        --------------       -------------
                                                                            52,797,247          52,650,334
   Less:  Accumulated depreciation..........................               (23,433,319)        (22,398,841)
                                                                        --------------       -------------
                                                                            29,363,928          30,251,493

Cash and cash equivalents...................................                 1,047,074           1,362,812
Cash segregated for security deposits.......................                   242,693             263,255
Accounts receivable.........................................                   337,452             188,831
Prepaid expenses and other assets...........................                    42,500              43,266
Escrow deposits.............................................                   554,310             310,888
Deferred borrowing costs (net of accumulated
   amortization of $296,817 and $248,892 at
   June 30, 1997 and December 31, 1996,
   respectively)............................................                   712,515             760,440
                                                                        --------------       -------------
                                                                       $    32,300,472      $   33,180,985
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,670,204      $   23,857,021
Accrued property taxes......................................                   393,017             149,324
Accrued expenses............................................                   111,628             166,600
Accrued interest............................................                   165,141             170,447
Deferred gain - involuntary conversion......................                    92,710              97,210
Payable to affiliates - General Partner.....................                    57,369              99,892
Security deposits and deferred rental revenue...............                   254,526             247,849
                                                                        --------------       -------------
                                                                            24,744,595          24,788,343
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
     authorized;  102,796 and 102,836 limited  partnership
     units issued and outstanding at June 30, 1997
     and December 31, 1996, respectively....................                 7,963,762           8,812,479
   General Partner..........................................                  (407,885)           (419,837)
                                                                        --------------      --------------
                                                                             7,555,877           8,392,642
                                                                        --------------      --------------
                                                                       $    32,300,472     $    33,180,985
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,987,828     $    2,005,020    $    3,937,483     $    3,974,553
   Interest......................             12,467             25,857            29,576             52,447
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,000,295          2,030,877         3,967,059          4,027,000
                                       -------------      -------------    --------------      -------------

Expenses:
   Interest......................            533,638            540,383         1,069,472          1,081,884
   Depreciation..................            517,239            509,294         1,034,478          1,014,401
   Property taxes................            111,285            113,943           222,570            228,226
   Personnel expenses............            206,525            203,120           449,765            442,565
   Utilities.....................             68,481             76,748           180,999            171,816
   Repair and maintenance........            305,695            251,094           519,301            449,259
   Property management
     fees - affiliates...........            100,264            102,539           201,523            202,483
   Other property operating
     expenses....................            105,707            120,099           229,901            230,531
   General and administrative....             32,121             21,684            71,917             54,449
   General and administrative -
     affiliates..................             38,209             55,064            75,735            111,081
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,019,164          1,993,968         4,055,661          3,986,695
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      (18,869)    $       36,909    $     (88,602)     $       40,305
                                       =============      =============     ============       =============

Net loss allocable to limited
   partners......................     $     (163,397)    $     (204,021)   $    (348,713)     $     (200,625)
Net income allocable to
   General Partner...............            144,528            240,930          260,111             240,930
                                       -------------      -------------     ------------       -------------
Net income (loss)................     $      (18,869)    $       36,909    $     (88,602)     $       40,305
                                       =============      =============     ============       =============

Net loss per limited
   partnership unit..............     $        (1.59)    $       (1.98)    $       (3.39)     $        (1.95)
                                       =============      ============      ============       =============

Distribution per limited
   partnership unit..............     $            -     $           -     $        4.96      $         4.86
                                       =============      ============      ============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996

                                                                                                 Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners              Equity
                                                 ---------------        ----------------      ---------------
Balance at December 31, 1995..............       $     (356,792)        $    10,394,645       $    10,037,853

Net income (loss).........................              240,930                (200,625)               40,305

Management Incentive Distribution.........             (257,848)                      -              (257,848)

Limited partner distribution..............                    -                (499,991)             (499,991)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (373,710)        $     9,694,029       $     9,320,319
                                                  =============          ==============        ==============


Balance at December 31, 1996..............       $     (419,837)        $     8,812,479       $     8,392,642

Net income (loss).........................              260,111                (348,713)              (88,602)

Management Incentive Distribution.........             (248,159)                      -              (248,159)

Limited partner distribution..............                    -                (500,004)             (500,004)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $     (407,885)        $     7,963,762       $     7,555,877
                                                  =============          ==============        ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Six Months Ended
                                                                                   June 30,
                                                                       1997                      1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        3,816,463         $     3,988,453
   Cash paid to suppliers............................                   (1,529,492)             (1,339,337)
   Cash paid to affiliates...........................                     (297,484)               (314,120)
   Interest received.................................                       29,576                  52,447
   Interest paid.....................................                     (995,982)             (1,012,742)
   Property taxes paid...............................                     (207,605)               (221,309)
                                                                 ------------------         --------------
Net cash provided by operating activities............                      815,476               1,153,392
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (146,913)               (415,606)
                                                                 ------------------         --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (213,841)               (197,082)
   Management Incentive Distribution.................                     (270,456)               (251,074)
   Limited partner distribution......................                     (500,004)               (499,991)
                                                                 ------------------         --------------
Net cash used in financing activities................                     (984,301)               (948,147)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                     (315,738)               (210,361)

Cash and cash equivalents at beginning of
   period............................................                    1,362,812               2,079,352
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,047,074         $     1,868,991
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                              Six Months Ended
                                                                                   June 30,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ---------------
Net income (loss)....................................             $        (88,602)        $        40,305
                                                                   ---------------          --------------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation......................................                    1,034,478               1,014,401
   Amortization of discounts on mortgage
     notes payable...................................                       27,024                  25,657
   Amortization of deferred borrowing costs..........                       47,925                  44,830
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       20,562                  (2,008)
     Accounts receivable.............................                     (148,621)                 (4,687)
     Prepaid expenses and other assets...............                          766                    (621)
     Escrow deposits.................................                     (243,422)                 (7,580)
     Accounts payable................................                            -                  80,336
     Accrued property taxes..........................                      222,570                  63,351
     Accrued expenses................................                      (42,196)               (114,109)
     Accrued interest................................                       (1,459)                 (1,345)
     Payable to affiliates - General Partner.........                      (20,226)                   (556)
     Security deposits and deferred rental
       revenue.......................................                        6,677                  15,418
                                                                   ---------------          --------------

       Total adjustments.............................                      904,078               1,113,087
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        815,476         $     1,153,392
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

                                  June 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            1997        1996
                                                         ----------   ----------

Property management fees - affiliates................    $  201,523   $  202,483
Charged to general and administrative -
   affiliates:
   Partnership administration........................        75,735      111,081
                                                          ---------    ---------
                                                         $  277,258   $  313,564
                                                          =========    =========

Charged to General Partner's deficit:
   MID...............................................    $  248,159   $  257,848
                                                          =========    =========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At June 30, 1997, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased by $59,941 for the six months ended June 30, 1997, as compared to the same period last year. Rental revenue and interest income decreased by $37,070 and $22,871, respectively.

Rental revenue for the first six months of 1997 was $3,937,483 as compared to $3,974,553 for the same period in 1996. The decrease in rental revenue of $37,070 is due to reduced rental rates at Mountain Shadows and a decrease in the occupancy rate at Cedar Run.

Interest income for the six months decreased due to smaller average cash balances invested in interest-bearing accounts.

Expenses:

Partnership expenses increased by $68,966 or 2% for the six months ended June 30, 1997. Increases in repairs and maintenance, and general and administrative expense were offset by a decrease in general and administrative-affiliates expense.

Repairs and maintenance expense for the six months ended June 30, 1997 increased by $70,042 or 16% compared to the same period in 1996. The increase is due to the replacement of carpeting, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997.

General and administrative expenses increased $17,468 or 32% for the first six months of 1997 as compared to the same period last year. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, these costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates.

General and administrative - affiliates expense decreased by $35,346 or 32% for the first six months of 1997 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership. Allocated expenses decreased in part due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $815,476 of cash in the first six months of 1997 as compared to $1,153,392 for the same period in 1996. The decrease in cash of $337,916 was mainly the result of an decrease in cash received from tenants and an increase in cash paid to suppliers.

The Partnership expended $146,913 and $415,606 for capital improvements to its properties in the first six months of 1997 and 1996, respectively.

During the first six months of 1997, the Partnership paid $213,841 in principal payments on the mortgage notes, distributions of $500,004 to the limited partners and MID payments of $270,456.

Short-term liquidity:

At June 30, 1997, the Partnership held cash and cash equivalents of $1,047,074, down $315,738 from the balance at December 31, 1996. This balance provides a comfortable level of working capital for the Partnership's operations.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001. In this regard, the Partnership has placed Cedar Run Apartments on the market for sale as of August 1, 1997.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1997 and 1996, $260,111 and $240,930, respectively, was allocated to the General Partner. The limited partners received allocations of $(348,713)and $(200,625)for the six months ended June 30, 1997 and 1996, respectively.

During 1997, the limited partners received a cash distribution of $500,004. The distribution consisted of funds from operations. A distribution of $248,159 for the MID was accrued by the Partnership for the period ended June 30, 1997 for the General Partner.

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

         27.                        Financial   Data  Schedule   for the quarter
                                    ended June 30, 1997.


         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XV, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





August 13, 1997                      By: /s/  Ron K. Taylor
-------------------                     ----------------------------------------
Date                                     Ron K. Taylor
                                         President and Director of McNeil
                                          Investors, Inc.
                                         (Principal Financial Officer)





August 13, 1997                      By:  /s/  Brandon K. Flaming
------------------                       ---------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                           Investors, Inc.
                                          (Principal Accounting Officer)