Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1997-11-13
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended      September 30, 1997
                          ------------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,       December 31,
                                                                            1997                 1996
                                                                       ----------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,220,730      $    7,087,195
   Buildings and improvements...............................                41,138,168          45,563,139
                                                                        --------------       -------------
                                                                            47,358,898          52,650,334
   Less:  Accumulated depreciation..........................               (21,569,600)        (22,398,841)
                                                                        --------------       -------------
                                                                            25,789,298          30,251,493

Asset held for sale.........................................                 3,317,484                   -

Cash and cash equivalents...................................                   671,709           1,362,812
Cash segregated for security deposits.......................                   204,256             263,255
Accounts receivable.........................................                   318,445             188,831
Prepaid expenses and other assets...........................                    39,386              43,266
Escrow deposits.............................................                   654,281             310,888
Deferred borrowing costs (net of accumulated
   amortization of $320,780 and $248,892 at
   September 30, 1997 and December 31, 1996,
   respectively)............................................                   688,552             760,440
                                                                        --------------       -------------
                                                                       $    31,683,411      $   33,180,985
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,573,479      $   23,857,021
Accrued property taxes......................................                   504,302             149,324
Accrued expenses............................................                   123,796             166,600
Accrued interest............................................                   164,389             170,447
Deferred gain - involuntary conversion......................                    97,210              97,210
Payable to affiliates - General Partner.....................                    67,990              99,892
Security deposits and deferred rental revenue...............                   253,079             247,849
                                                                        --------------       -------------
                                                                            24,784,245          24,788,343
                                                                        --------------       -------------

Partners' equity (deficit):
  Limited partners - 120,000 limited partnership units
   authorized;  102,796 and 102,836 limited partnership
   units issued and outstanding at September 30, 1997
   and December 31, 1996, respectively......................                 7,314,957           8,812,479
   General Partner..........................................                  (415,791)           (419,837)
                                                                        --------------       -------------
                                                                             6,899,166           8,392,642
                                                                        --------------       -------------
                                                                       $    31,683,411      $   33,180,985
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

                        MCNEIL REAL ESTATE FUND XV, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,036,475     $    2,023,161    $    5,973,958     $    5,997,714
   Interest......................             13,158             27,240            42,734             79,687
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,049,633          2,050,401         6,016,692          6,077,401
                                       -------------      -------------    --------------      -------------

Expenses:
   Interest......................            531,398            527,252         1,600,870          1,609,136
   Depreciation..................            476,071            509,947         1,510,549          1,524,348
   Property taxes................            111,285            112,947           333,855            341,173
   Personnel expenses............            253,046            233,629           702,811            676,194
   Utilities.....................            107,207             91,517           288,206            263,333
   Repair and maintenance........            307,694            253,491           826,995            702,750
   Property management
     fees - affiliates...........            102,171            101,305           303,694            303,788
   Other property operating
     expenses....................            128,793            110,276           358,694            340,807
   General and administrative....             34,186             54,512           106,103            108,961
   General and administrative -
     affiliates..................             37,401             54,523           113,136            165,604
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,089,252          2,049,399         6,144,913          6,036,094
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      (39,619)    $        1,002    $     (128,221)    $       41,307
                                       =============      =============     =============      =============

Net loss allocable to limited
   partners......................     $     (141,150)    $     (122,824)   $     (497,514)    $     (323,449)
Net income allocable to
   General Partner...............            101,531            123,826           369,293            364,756
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      (39,619)    $        1,002    $     (128,221)    $       41,307
                                       =============      =============     =============      =============

Net loss per limited
   partnership unit..............     $        (1.37)    $        (1.19)   $        (4.84)    $        (3.15)
                                       =============      =============     =============      =============

Distribution per limited
   partnership unit..............     $         4.86     $         4.86    $         9.73     $         9.72
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------        ----------------      ----------------
Balance at December 31, 1995..............       $     (356,792)        $    10,394,645       $    10,037,853

Net income (loss).........................              364,756                (323,449)               41,307

Management Incentive Distribution.........             (390,278)                      -              (390,278)

Limited partner distribution..............                    -                (999,981)             (999,981)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (382,314)         $    9,071,215        $    8,688,901
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (419,837)         $    8,812,479        $    8,392,642

Net income (loss).........................              369,293                (497,514)             (128,221)

Management Incentive Distribution.........             (365,247)                      -              (365,247)

Limited partner distribution..............                    -              (1,000,008)           (1,000,008)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $     (415,791)         $    7,314,957        $    6,899,166
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                                September 30,
                                                                -------------------------------------------
                                                                        1997                    1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        5,905,883         $     5,977,043
   Cash paid to suppliers............................                   (2,357,937)             (2,163,646)
   Cash paid to affiliates...........................                     (429,581)               (462,743)
   Interest received.................................                       42,734                  79,687
   Interest paid.....................................                   (1,490,656)             (1,516,055)
   Property taxes paid...............................                     (287,223)               (315,631)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    1,383,220               1,598,655
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (365,838)               (582,212)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (324,079)               (298,681)
   Management Incentive Distribution.................                     (384,398)               (379,999)
   Limited partner distribution......................                   (1,000,008)               (999,981)
                                                                 -----------------          --------------
Net cash used in financing activities................                   (1,708,485)             (1,678,661)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                     (691,103)               (662,218)

Cash and cash equivalents at beginning of
   period............................................                    1,362,812               2,079,352
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $          671,709         $     1,417,134
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                  ----------------------------------------
                                                                        1997                    1996
                                                                  -----------------        ---------------
Net income (loss)....................................             $       (128,221)        $        41,307
                                                                   ---------------          --------------

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation......................................                    1,510,549               1,524,348
   Amortization of discounts on mortgage
     notes payable...................................                       40,537                  34,354
   Amortization of deferred borrowing costs..........                       71,888                  60,765
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       58,999                 (40,512)
     Accounts receivable.............................                     (129,614)                 (8,338)
     Prepaid expenses and other assets...............                        3,880                 (20,930)
     Escrow deposits.................................                     (343,393)                 (9,333)
     Accounts payable................................                            -                 (36,034)
     Accrued property taxes..........................                      333,855                 128,244
     Accrued expenses................................                      (25,528)               (103,582)
     Accrued interest................................                       (2,211)                 (2,038)
     Payable to affiliates - General Partner.........                      (12,751)                  6,649
     Security deposits and deferred rental
       revenue.......................................                        5,230                  23,755
                                                                   ---------------          --------------

       Total adjustments.............................                    1,511,441               1,557,348
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,383,220         $     1,598,655
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

                               September 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                     --------------------------
                                                        1997          1996
                                                     ----------     -----------

Property management fees - affiliates..........      $  303,694     $   303,788
Charged to general and administrative -
   affiliates:
   Partnership administration..................         113,136         165,604
                                                      ---------      ----------
                                                     $  416,830     $   469,392
                                                      =========      ==========

Charged to General Partner's deficit:
   MID.........................................      $  365,247     $   390,278
                                                      =========      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At September 30, 1997, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased by $768 and $60,709 for the three and nine months ended September 30, 1997, respectively, as compared to the same period last year. Rental revenue and interest income decreased by $23,756 and $36,953, respectively.

Rental revenue for the first nine months of 1997 was $5,973,958 as compared to $5,997,714 for the same period in 1996. The decrease in rental revenue of $23,756 is due to reduced rental rates at Mountain Shadows and a decrease in the occupancy rate at Arrowhead and Cedar Run.

Interest income for the nine months decreased due to smaller average cash balances invested in interest-bearing accounts.

Expenses:

Partnership expenses increased by $39,853 and $108,819 for the three and nine months ended September 30, 1997, respectively. An increase in repairs and maintenance was offset by a decrease in general and administrative-affiliates expense.

Utilities for the nine months ended September 30, 1997 increased by $24,873 or 9% as compared to the same period in 1996. This increase is due to an increase in gas and oil rates and usage at Arrowhead Apartments in Kansas City.

Repairs and maintenance expense for the nine months ended September 30, 1997 increased by $124,245 or 18% compared to the same period in 1996. The increase is primarily due to the replacement of carpeting, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997.

General and administrative - affiliates expense decreased by $52,468 or 32% for the first nine months of 1997 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership. Allocated expenses decreased in part due to investor services being performed by an unrelated third party in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,383,220 of cash in the first nine months of 1997 as compared to $1,598,655 for the same period in 1996. The decrease in cash of $215,435 was mainly the result of an increase in cash paid to suppliers.

The Partnership expended $365,838 and $582,212 for capital improvements to its properties in the first nine months of 1997 and 1996, respectively.

During the first nine months of 1997, the Partnership paid $324,079 in principal payments on the mortgage notes, distributions of $1,000,008 to the limited partners and MID payments of $384,398.

Short-term liquidity:

At September 30, 1997, the Partnership held cash and cash equivalents of $671,709, down $691,103 from the balance at December 31, 1996. This balance
provides  a  comfortable   level  of  working  capital  for  the   Partnership's
operations.

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

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1997 and 1996, $368,881 and $364,756, respectively, was allocated to the General Partner. The limited partners received allocations of $(538,270) and $(323,449) for the nine months ended September 30, 1997 and 1996, respectively.

During 1997, the limited partners received a cash distribution of $1,000,008. The distribution consisted of funds from operations. A distribution of $365,247 for the MID was accrued by the Partnership for the period ended September 30, 1997 for the General Partner.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1997.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XV, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





November 13, 1997                  By:  /s/  Ron K. Taylor
------------------                      ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





November 13, 1997                  By:  /s/  Brandon K. Flaming
------------------                     -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)