Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1998-03-31
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 1997
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-14258
                           ---------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code    (972) 448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------  --------------------

Securities registered pursuant to Section 12(g) of the Act: Limited partnership units
----------------------------------------------------------  --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

101,439 of the registrant's 102,796 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 33

                                TOTAL OF 35 PAGES

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

On September 14, 1984, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $35,000,000 of limited partnership units ("Units"), with the General Partners' right to increase the offering up to $60,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on January 31, 1986, with 101,519 Units sold at $500 each, for gross proceeds of $50,759,500 to the Partnership. In addition, the original general partners purchased a total of 10 Units for $5,000. In 1991 and in 1992, 651 and 696 Units, respectively, were issued to the General Partner for payment of the Management Incentive Distribution ("MID"). From 1993 to 1995, 40 Units were relinquished leaving 102,836 Units outstanding as of December 31, 1996. In 1997, 40 Units were relinquished leaving 102,796 Units outstanding at December 31, 1997.

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

The Amended Partnership Agreement provides for a MID to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. See
Item 8 - Note 2 "Transactions with Affiliates". In 1992, the General Partner received 696 Units for such a payment. For a discussion of the methodology for calculating and distributing the MID see Item 13 - Certain Relationships and Related Transactions.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1997, the Partnership owned four income-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Cedar Run Apartments on the market for sale effective August 1, 1997.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Environmental Matters:

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

Other information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 6.9% of the outstanding Units of the Partnership for a purchase price of $95.00 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $100.24 per unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased approximately 10.3% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case (with the exception of Cedar Run, which is unencumbered by mortgage indebtedness) to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and
Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                             1997             Date
Property              Description           of Property           Debt        Property Tax       Acquired
--------              -----------           -----------           ----        ------------       --------
Real Estate Investments:

Arrowhead (1)         Apartments
Shawnee, KS           436 units           $    7,840,987      $   6,872,784    $   156,418          3/85

Mountain
  Shadows (2)         Apartments
Albuquerque, NM       504 units               12,094,007         11,445,232        195,338          8/85

Woodcreek (3)         Apartments
Cary, NC              200 units                5,590,588          5,156,464         62,024         12/85
                                           -------------      -------------     ----------
                                          $   25,525,582     $   23,474,480    $   413,780
                                           =============      =============     ==========

Asset Held for Sale:

Cedar Run             Apartments
Lexington, KY         152 units            $   3,400,316     $            -    $    30,308          12/85
                                            ============      =============     ==========

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

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  ----------
Arrowhead
   Occupancy Rate............             94%             95%            95%            95%             96%
   Rent Per Square Foot......           $7.46           $7.12          $6.76          $6.42           $5.95

Mountain Shadows
   Occupancy Rate............             92%             87%            88%            94%             95%
   Rent Per Square Foot......           $7.96           $8.28          $8.24          $7.97           $7.53

Woodcreek
   Occupancy Rate............             97%             96%            95%            99%             97%
   Rent Per Square Foot......           $9.27           $8.80          $8.42          $8.08           $7.40

Asset Held for Sale:

Cedar Run
   Occupancy Rate............             94%             95%            95%            95%             91%
   Rent Per Square Foot......           $7.92           $7.62          $7.22          $7.14           $6.61

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

Arrowhead
---------

The occupancy rate at Arrowhead is equal to the local area average of 94%. Arrowhead is located in an affluent county in metropolitan Kansas City. The apartment market is extremely concentrated with over 3,000 apartment units within a one-mile radius of Arrowhead. The increase in capital improvements over the last several years has allowed the property to reposition itself as one of the leaders in the market.

Mountain Shadows
----------------

Mountain Shadows is located in a very competitive market in Albuquerque and has experienced a decline in occupancy rates since 1993. This decline can be attributed to the construction of new multi-family units. The market maintains an occupancy level at 92%. The capital improvements program that Mountain Shadows has been involved in has kept the property aggressive in the market.

Woodcreek
---------

The occupancy rate at Woodcreek currently mirrors the market rate of 96%. The property is located in a rapidly developing area of Wake County in North Carolina with an additional 4,500 units planned in 1998. The current capital improvement program has enabled the property to stay competitive in a growing market.

Asset Held for Sale:

Cedar Run
---------

Over the past three years, the Lexington market has softened modestly. The market has fluctuated from 88% to 95%, while Cedar Run has maintained a occupancy rate of 94% throughout 1997. The property's rent per square foot is currently 12.5% higher than the local market rate. There has been little new development of multi-family projects in the area.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

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

(B)    Title of Class                       Number of Record Unit Holders

       Limited partnership units            5,114 as of January 31, 1998

(C) Cash distributions of $1,000,008 and $999,981 were made to the limited partners during 1997 and 1996, respectively. During the last week of March 1998, the Partnership distributed approximately $500,000 to the limited partners of record as of March 1, 1998. The distributions consisted of funds from operations and cash reserves. The Partnership accrued distributions of $505,375 and $511,760 for the benefit of the General Partner for the years ended December 31, 1997 and 1996, respectively, of which all but $120,977 was paid as of December 31, 1997. These distributions are the MID pursuant to the Amended Partnership
       Agreement. Distributions of the MID are expected to be paid to the General Partner in 1998. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will continue to be made to limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue.................    $    8,042,385  $   7,973,979  $    7,716,859 $    7,415,746 $    7,237,745
Total revenue..................         8,193,714      8,076,096       7,991,130      7,772,979      7,280,900
Loss on disposition of real
   estate......................                 -              -               -              -     (2,002,611)
Income (loss) before
   extraordinary items.........           107,228       (133,470)       (198,113)       (41,096)    (3,099,381)
Extraordinary gain on early
   extinguishment of debt......                 -              -               -              -      2,681,807
Net income (loss)..............           107,228       (133,470)       (198,113)       (41,096)      (417,574)

Net loss per limited partnership unit:
Loss before extraordinary
   items.......................    $        (2.50) $       (5.66) $        (6.90)$        (5.19) $      (35.26)
Extraordinary gain on early
   extinguishment of debt......                 -              -               -              -          25.81

Net loss.......................    $        (2.50) $       (5.66) $        (6.90)$        (5.19) $       (9.45)
                                    =============   ============   =============  =============   ============

Distribution per limited
   partnership unit............    $         9.75  $        9.70  $            - $         4.86  $           -
                                    =============   ============   =============  =============   ============

                                                                 As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments,
   net.........................    $   25,525,582  $  30,251,493  $   31,548,994 $   32,336,645  $  33,207,297
Asset held for sale............         3,400,316              -               -              -              -
Total assets...................        31,395,272     33,180,985      35,129,849     37,030,171     38,348,427
Mortgage notes payable,
   net.........................        23,474,480     23,857,021      24,216,133     25,443,252     25,803,685
Partners' equity...............         6,994,487      8,392,642      10,037,853     10,755,778     11,805,729

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1997, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Partnership revenues increased by $117,618 or 1% for the year ended 1997 as compared to 1996. Rental revenue increased by $68,406, gain on involuntary conversion increased by $97,210, while interest income decreased $47,998.

Rental revenue was $8,042,385 for 1997 as compared to $7,973,979 in 1996. The increase of $68,406 is primarily due to increases in rental rates, offset by a an increase in rental discounts given to Mountain Shadow tenants.

On October 30, 1996, four units at Woodcreek Apartments were destroyed by fire causing $192,775 in damages. In 1997, the Partnership received $182,775 in insurance reimbursements, of which $97,210 was recorded as a gain on involuntary conversion.

Interest income decreased by $47,988 or 47% in 1997 as compared to 1996 due to smaller average cash balances invested in interest-bearing accounts.

Expenses:

Partnership expenses decreased in 1997 by $123,080 or 2% as compared to the same period last year.

General and administrative expenses decreased $157,626 or 54% for the year ended December 31, 1997 as compared to the same period last year. In 1996, the Partnership incurred costs to evaluate and disseminate information regarding an unsolicited tender offer. The decrease was slightly offset by charges for investor services, which beginning in 1997, was provided by a third party vendor. In 1996, these costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates.

General and administrative - affiliates expense decreased by $47,310 or 23% for 1997 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership. Allocated expenses decreased in part due to investor services being performed by an unrelated third party in 1997, as discussed above.

1996 compared to 1995

Revenue:

Partnership revenues increased by $84,966 or 1% for the year ended 1996 as compared to 1995. Rental revenue increased by $257,120 or 3%, while interest income decreased $136,891.

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

Expenses:

Partnership expenses increased in 1996 by $20,323 as compared to the same period last year. Increases in personnel, repairs and maintenance, and general and administrative expenses were offset by decreases in mortgage interest and general and administrative - affiliate expenses.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership has experienced positive cash flow from operations of $5,987,476 for the three years ended December 31, 1997. In 1995, the Partnership received net cash proceeds of $1,367,557 through the refinancing of Woodcreek. In 1997, the Partnership also received $182,775 in insurance proceeds from a fire at Woodcreek. Over the last three years the Partnership has used cash to fund $2,692,620 in additions to real estate investments, $1,265,536 in scheduled principal payments on mortgage notes payable, $143,638 for additional deferred borrowing costs, $1,384,337 for payment of the MID and $1,999,989 for distributions to the limited partners. In December 1995, proceeds from the refinancing of Woodcreek and current cash reserves totaling $2,217,856 were used to pay off the principal balance of the mortgage note on Cedar Run.

The Partnership generated cash flow of $2,090,556 through operating activities in 1997 as compared to $1,982,419 in 1996. This increase of $108,137 is due to a reduction in the cash paid to affiliates as well as the amounts paid for interest and property taxes.

The Partnership generated cash flow of $1,982,419 through operating activities in 1996 as compared to $1,914,501 in 1995. This increase of $67,918 resulting from an increase in cash received from tenants and the reduction in interest paid and cash paid to affiliates was offset by the increase in cash paid to suppliers and the decrease in interest received.

The   Partnership  expended  $696,769,  $827,496   and   $1,168,355 for  capital
improvements to the properties in 1997, 1996 and 1995, respectively.

During 1997 and 1996, the Partnership paid distributions to the limited partners of $1,999,989.

Short-term liquidity:

The Partnership held cash and cash equivalents of $1,118,379 at December 31, 1997, down $244,433 from the balance at December 31, 1996. This balance provides a reasonable level of working capital for the Partnership's operations.

In 1998, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In the past three years the Partnership has spent $2,692,620 renovating the properties so they can remain competitive in their respective markets. In 1998, the Partnership has budgeted to spend approximately $616,000 on capital improvements, which are expected to be funded from operations of the properties.

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

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Cedar Run Apartments on the market for sale effective August 1, 1997.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for each of the three years ended December 31, 1997, net income of $364,174, $448,715 and $511,270, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of $256,946, $582,185 and $709,383 for each of the three years ended December 31, 1997, respectively.

During 1997, the limited partners received a cash distribution of $1,000,008. During the last week of March 1998, the Partnership distributed approximately $500,000 to the limited partners of record as of March 1, 1998. The distributions consisted of funds from operations and cash reserves. A distribution of $505,375 for the MID was accrued by the Partnership for the General Partner in 1997. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support additional distributions to the limited partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1997 and 1996...................................                       15

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       16

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1997.......................................                       17

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1997..............................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       28









All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XV, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XV, Ltd. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XV, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                        McNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS


                                                                                   December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------

ASSETS
------
Real estate investments:
   Land.....................................................           $     6,220,730      $    7,087,195
   Buildings and improvements...............................                41,433,896          45,563,139
                                                                        --------------       -------------
                                                                            47,654,626          52,650,334
   Less:  Accumulated depreciation..........................               (22,129,044)        (22,398,841)
                                                                        --------------       -------------
                                                                            25,525,582          30,251,493

Asset held for sale.........................................                 3,400,316                   -

Cash and cash equivalents...................................                 1,118,379           1,362,812
Cash segregated for security deposits.......................                   213,528             263,255
Accounts receivable.........................................                    94,750             188,831
Prepaid expenses and other assets...........................                    36,974              43,266
Escrow deposits.............................................                   341,153             310,888
Deferred borrowing costs, net of accumulated
   amortization of $344,742 and $248,892 at
   December 31, 1997 and 1996, respectively ................                   664,590             760,440
                                                                        --------------       -------------
                                                                       $    31,395,272      $   33,180,985
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,474,480      $   23,857,021
Accrued expenses............................................                   120,757             149,324
Accrued interest............................................                   163,621             166,600
Accrued property taxes......................................                   175,741             170,447
Deferred gain - involuntary conversion......................                         -              97,210
Payable to affiliates - General Partner.....................                   249,503              99,892
Security deposits and deferred rental income................                   216,683             247,849
                                                                        --------------       -------------
                                                                            24,400,785          24,788,343
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
     authorized;  102,796 and 102,836  limited
     partnership  units issued and outstanding at
     December 31, 1997 and 1996,  respectively..............                 7,555,525           8,812,479
   General Partner..........................................                  (561,038)           (419,837)
                                                                        --------------       -------------
                                                                             6,994,487           8,392,642
                                                                        --------------       -------------
                                                                       $    31,395,272      $   33,180,985
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    8,042,385     $    7,973,979    $     7,716,859
   Interest................................                54,119            102,117            239,008
   Gain on settlement of legal expenses....                     -                  -             35,263
   Gain on involuntary conversion..........                97,210                  -                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             8,193,714          8,076,096          7,991,130
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             2,129,976          2,134,252          2,433,439
   Depreciation............................             2,022,364          2,039,432          1,956,006
   Property taxes..........................               444,088            433,520            421,633
   Personnel expenses......................               904,117            883,514            835,031
   Repairs and maintenance.................             1,027,540          1,002,566            785,740
   Property management fees -
     affiliates............................               405,298            399,829            385,074
   Utilities...............................               370,134            362,268            378,487
   Other property operating expenses.......               492,055            458,335            487,602
   General and administrative..............               135,655            293,281            258,081
   General and administrative -
     affiliates............................               155,259            202,569            248,150
                                                    -------------      -------------     --------------
     Total expenses........................             8,086,486          8,209,566          8,189,243
                                                    -------------      -------------     --------------

Net income (loss)..........................        $      107,228     $     (133,470)   $      (198,113)
                                                    =============      =============     ==============

Net loss allocable to limited partners.....        $     (256,946)    $     (582,185)   $      (709,383)
Net income allocable to
   General Partner.........................               364,174            448,715            511,270
                                                    -------------      -------------     --------------
Net income (loss)..........................        $      107,228     $     (133,470)   $      (198,113)
                                                    =============      =============     ==============

Net loss per limited partnership unit......        $        (2.50)    $        (5.66)   $         (6.90)
                                                    =============      =============     ==============

Distribution per limited partnership unit..        $         9.73     $         9.70    $             -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Equity
                                                 ----------------       -----------------      ----------------
Balance at December 31, 1994..............       $      (348,250)       $     11,104,028       $    10,755,778

Net income (loss).........................               511,270                (709,383)             (198,113)

Management Incentive Distribution.........              (519,812)                      -              (519,812)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............              (356,792)             10,394,645            10,037,853

Net income (loss).........................               448,715                (582,185)             (133,470)

Distributions to limited partners.........                     -                (999,981)             (999,981)

Management Incentive Distribution.........              (511,760)                      -              (511,760)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............              (419,837)              8,812,479             8,392,642

Net income (loss).........................               364,174                (256,946)              107,228

Distributions to limited partners.........                     -              (1,000,008)           (1,000,008)

Management Incentive Distribution.........              (505,375)                      -              (505,375)
                                                  --------------          --------------        --------------

Balance at December 31, 1997..............       $      (561,038)        $     7,555,525       $     6,994,487
                                                  ==============          ==============        ==============




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996                1995
                                                   --------------     --------------    ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $    7,965,817     $    7,957,172    $     7,687,865
   Cash received from legal settlement.....                     -                  -             35,263
   Cash paid to suppliers..................            (2,983,507)        (2,999,800)        (2,639,152)
   Cash paid to affiliates.................              (531,923)          (593,626)          (630,652)
   Interest received.......................                54,119            102,117            239,008
   Interest paid...........................            (1,983,057)        (2,017,275)        (2,308,035)
   Property taxes paid.....................              (430,893)          (466,169)          (469,796)
                                                    -------------      -------------     --------------
Net cash provided by operating activities..             2,090,556          1,982,419          1,914,501
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate investments
     and assets held for sale..............              (696,769)          (827,496)        (1,168,355)
   Insurance proceeds from fire............               182,775                  -                  -
                                                    -------------      -------------     --------------
Net cash used in investing activities......              (513,994)          (827,496)        (1,168,355)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Net proceeds from refinancing of
     mortgage notes payable................                     -                  -          1,367,557
   Principal payments on mortgage
     notes payable.........................              (436,589)          (402,373)        (2,644,430)
   Deferred borrowing costs paid...........                     -                  -           (143,638)
   Distributions to the limited partners...            (1,000,008)          (999,981)                 -
   Management Incentive Distribution
     paid..................................              (384,398)          (469,109)          (530,830)
                                                    -------------      -------------     --------------
Net cash used in financing activities......            (1,820,995)        (1,871,463)        (1,951,341)
                                                    -------------      -------------     --------------

Net decrease in cash and cash
   equivalents.............................              (244,433)          (716,540)        (1,205,195)

Cash and cash equivalents at
     beginning of year.....................             1,362,812          2,079,352          3,284,547
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    1,118,379     $    1,362,812    $     2,079,352
                                                    =============      =============     ==============

See discussions of noncash investing and financing activities in Note 6.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------   ----------------  -----------------
Net income (loss)..........................        $      107,228    $      (133,470)  $       (198,113)
                                                    -------------     --------------    ---------------

Adjustments to reconcile net income
   (loss) to net cash provided by
     operating activities:
   Gain on involuntary conversion..........               (97,210)                 -                  -
   Depreciation and amortization...........             2,022,364          2,039,432          1,956,006
   Amortization of discounts on
     mortgage notes payable................                54,048             43,261             49,754
   Amortization of deferred borrowing
     costs.................................                95,850             76,462             95,120
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                49,727            (13,681)            (4,580)
     Accounts receivable...................               (88,694)               635              4,797
     Prepaid expenses and other assets.....                 6,292                639             41,718
     Escrow deposits.......................               (30,265)            53,543            (85,941)
     Accounts payable......................                     -            (42,258)            15,759
     Accrued expenses......................               (28,567)           (47,788)           117,708
     Accrued interest......................                (2,979)            (2,746)           (19,470)
     Accrued property taxes................                 5,294              5,913            (47,614)
     Payable to affiliates - General
       Partner.............................                28,634              8,772              2,572
     Security deposits and deferred
       rental income.......................               (31,166)            (6,295)           (13,215)
                                                    -------------      -------------     --------------

         Total adjustments.................             1,983,328          2,115,889          2,112,614
                                                    -------------      -------------     --------------

Net cash provided by operating activities..        $    2,090,556     $    1,982,419    $     1,914,501
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1997, the Partnership owned four income-producing properties as described in Note 4 - Real Estate Investments.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Cedar Run Apartments on the market for sale effective August 1, 1997.

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

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1997, 1996 and 1995. These single asset tier partnerships were formed to accommodate the refinancing of the respective properties. The Partnership has a 100% ownership interest in each of the following tier partnerships:

   Tier Partnership
   ----------------

Arrowhead Fund XV Limited Partnership*
McNeil Mountain Shadows Fund XV
   Limited Partnership*
Woodcreek Fund XV, Ltd.*

* The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on the asset ceased at the time it was placed on the market for sale.

Depreciation
------------

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

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income of the Partnership for both financial statements and income tax reporting purposes to be allocated as indicated below. For allocation purposes, net income and net loss of the Partnership are determined prior to deductions for depreciation:

(a)  first,  deductions  for  depreciation  shall   be  allocated  1%   to   the
     General  Partner and 99% to the limited partners;

(b) then, net income in an amount equal to the greater of 1) 1% of net income or 2) the cumulative amount distributed for the Management Incentive Distribution ("MID") for which no income allocation has previously been made shall be allocated to the General Partner; provided that if all or a portion of such distribution consists of limited partnership units ("Units"), the amount of net income allocated shall be equal to the amount of cash the General Partner would have otherwise received; and

(c)  any remaining net income shall be allocated 100% to the limited partners.

The Amended Partnership Agreement provides that net losses shall be allocated 1% to the General Partner and 99% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

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

Cash distributions of $1,000,008 and $999,981 were made to the limited partners during 1997 and 1996, respectively. No distributions were made to the limited partners during 1995. The Partnership paid or accrued distributions of $505,375, $511,760 and $519,812 for the benefit of the General Partner for the years ended December 31, 1997, 1996 and 1995, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts. During the last week of March 1998, the Partnership plans to distribute approximately $500,000 to the limited partners of record as of March 1, 1998.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per Unit is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding calculated on the last day of each calendar month. Per Unit information has been computed based on 102,796 weighted average Units outstanding in 1997 and 102,836 weighted average Units outstanding in 1996 and 1995.

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

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of
(i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1997, 1996 or 1995 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Property management fees - affiliates......        $      405,298     $      399,829    $       385,074
Charged to general and
   administrative - affiliates:
   Partnership administration..............               155,259            202,569            248,150
                                                    -------------      -------------     --------------
                                                   $      560,557     $      602,398    $       633,224
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   MID.....................................        $      505,375     $      511,760    $       519,812
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1997 and 1996 consists primarily of MID, reimbursable costs and property management fees which are due and payable from current operations. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

NOTE 3 - TAXABLE LOSS
----------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $856,079 in 1997, $713,934 in 1996, $472,231 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
       1997                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------
Arrowhead
   Shawnee, KS                 $    1,537,294      $   14,180,810      $   (7,877,117)    $     7,840,987
Mountain Shadows
   Albuquerque, NM                  3,236,768          19,260,309         (10,403,070)         12,094,007
Woodcreek
   Cary, NC                         1,446,668           7,992,777          (3,848,857)          5,590,588
                                -------------       -------------       -------------      --------------
                               $    6,220,730      $   41,433,896      $  (22,129,044)    $    25,525,582
                                =============       =============       =============      ==============

                                                   Buildings and       Accumulated           Net Book
       1996                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ----------------

Arrowhead                      $    1,537,294      $   13,912,565      $   (7,251,742)    $     8,198,117
Cedar Run (a)                         866,465           4,770,183          (2,154,534)          3,482,114
Mountain Shadows                    3,236,768          19,140,288          (9,567,883)         12,809,173
Woodcreek                           1,446,668           7,740,103          (3,424,682)          5,762,089
                                -------------       -------------       -------------      --------------
                               $    7,087,195      $   45,563,139      $  (22,398,841)    $    30,251,493
                                =============       =============       =============      ==============

(a) Effective August 1, 1997, management placed Cedar Run, located in Lexington, Kentucky, on the market for sale. Therefore, at December 31, 1997, Cedar Run is classified as an asset held for sale at a net book value of $3,400,316.

The results of operations for the asset held for sale at December 31, 1997 are $322,673, $129,824 and $(172,340) for 1997, 1996 and 1995, respectively. Results of operations are operating revenues less operating expenses, including interest expense and depreciation expense.

Except for Cedar Run, the Partnership's real estate properties are encumbered by mortgage indebtedness as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1997 and 1996. All mortgage notes are secured by real estate investments.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                       December 31,
Property                 Position    (a)  Rates %      Maturity Date (d)           1997                1996
--------                 ---------------  -------      -----------------      ---------------     --------------
Arrowhead (c)            First             8.150       $   60,450    07/03    $     7,011,548    $     7,158,921
                         Discount (b)                                                (138,764)          (159,043)
                                                                                -------------     --------------
                                                                                    6,872,784          6,999,878
                                                                                -------------     --------------

Mountain
   Shadows (c)           First             8.150          100,670    07/03         11,676,664         11,922,091
                         Discount (b)                                                (231,432)          (265,201)
                                                                                -------------     --------------
                                                                                   11,445,232         11,656,890

Woodcreek                First             8.540           40,517    08/02          5,156,464          5,200,253
                                                                                -------------     --------------
                                                                              $    23,474,480    $    23,857,021
                                                                                =============     ==============

(a)  The debt is non-recourse to the Partnership.

(b)  Discounts are based on an effective interest rate of 8.62%.

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

(d)  Balloon payments on the mortgage notes payable are due as follows:

         Property                         Balloon Payment        Date
         --------                         ---------------        ----

         Woodcreek                          $ 4,894,767         08/02
         Arrowhead                            5,947,622         07/03
         Mountain Shadows                     9,904,857         07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, before consideration of discounts of $370,196, are as follows:

                                              Real Estate
                                              Investments
                                             ------------

         1998........................        $    473,715
         1999........................             513,999
         2000........................             557,709
         2001........................             605,137
         2002........................           5,528,391
         Thereafter..................          16,165,725
                                              -----------
         Total.......................        $ 23,844,676
                                              ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $24,293,000 at December 31, 1997 and $23,497,000 at December 31, 1996.

NOTE 6 - REFINANCING OF MORTGAGE NOTE PAYABLE
---------------------------------------------

On August 11, 1995, the Partnership refinanced the mortgage note payable on Woodcreek. The new loan bears an interest rate of 8.54% and will mature August 11, 2002. Following is a summary of the transaction:


         New loan proceeds...................      $   5,250,000
         Existing debt retired...............         (3,882,443)
                                                    ------------
         Cash proceeds from refinancing......      $   1,367,557
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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

NOTE 8 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On October 30, 1996, four units at Woodcreek Apartments were destroyed by fire causing $192,775 in damages. In 1997, the Partnership received $182,775 in insurance reimbursements, of which $97,210 was recorded as a gain on involuntary conversion.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                                                                         Costs
                                                         Initial Cost              Cumulative        Capitalized
                             Related (b)                         Buildings and    Write-down for      Subsequent
Description                 Encumbrances         Land           Improvements       Impairment       To Acquisition
-----------                --------------    --------------    ---------------    -------------    ----------------
APARTMENTS:

Arrowhead
   Shawnee, KS             $    6,872,784    $    1,537,294    $   12,035,648     $          -     $   2,145,162

Mountain Shadows
   Albuquerque, NM             11,445,232         3,236,768        17,555,977                -         1,704,332

Woodcreek
   Cary, NC                     5,156,464         1,446,668         6,590,377                -         1,402,400
                           --------------    --------------     -------------      -----------      ------------

                          $    23,474,480    $    6,220,730    $   36,182,002     $          -     $   5,251,894
                           ==============     =============     =============      ===========      ============

Asset Held for Sale:

Cedar Run
   Lexington, KY (c)      $             -
                            =============


(b) The encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for sale." Depreciation ceases at the time it is placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                             Gross Amount at
                                      Which Carried at Close of Period
                                                  Buildings and                        Accumulated
Description                       Land            Improvements          Total (a)      Depreciation
-----------                       ----            -------------         ---------      ------------
APARTMENTS:

Arrowhead
   Shawnee, KS                $    1,537,294     $   14,180,810   $     15,718,104   $    (7,877,117)

Mountain Shadows
   Albuquerque, NM                 3,236,768         19,260,309         22,497,077       (10,403,070)

Woodcreek
   Cary, NC                        1,446,668          7,992,777          9,439,445        (3,848,857)
                              --------------      -------------    ----------------    --------------
                             $     6,220,730     $   41,433,896   $     47,654,626    $  (22,129,044)
                              ==============      =============    ===============     =============

Asset Held for Sale:

Cedar Run
   Lexington, KY (c)                                              $      3,400,316
                                                                   ===============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $53,464,882 and accumulated depreciation was $22,635,828 December 31, 1997.

(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for sale." Depreciation ceases at the time it is placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997



                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:

Arrowhead
   Shawnee, KS                  1971                        03/85                   3-25

Mountain Shadows
   Albuquerque, NM              1986                        08/85                   3-25

Woodcreek
   Cary, NC                     1981                        12/85                   3-25

Asset Held for Sale:

Cedar Run
   Lexington, KY                1978                        12/85





(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for sale." Depreciation ceases at the time it is placed on the market for sale.




                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:


                                                            For the Years Ended December 31,
                                                  -----------------------------------------------------
                                                        1997               1996               1995
                                                  ---------------    ---------------    ---------------
Real estate investments:

Balance at beginning of year...............       $    52,650,334    $    51,977,016    $    50,808,661

Improvements...............................               696,769            827,496          1,168,355

Reclassification to asset held for sale....            (5,692,477)                 -                  -

Replacement of assets......................                     -           (154,178)                 -
                                                    -------------     --------------     --------------

Balance at end of year.....................       $    47,654,626    $    52,650,334    $    51,977,016
                                                    =============     ==============     ==============



Accumulated depreciation:

Balance at beginning of year...............       $    22,398,841    $    20,428,022    $    18,472,016

Depreciation...............................             2,022,364          2,039,432          1,956,006

Reclassification to asset held for sale....            (2,292,161)                 -                  -

Replacement of assets......................                     -            (68,613)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................       $    22,129,044     $   22,398,841    $    20,428,022
                                                    =============      =============     ==============



Asset held for sale:

Balance at beginning of year...............       $             -     $            -    $             -

Reclassification to asset held for
   sale....................................             3,400,316                  -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................       $     3,400,316     $            -    $            -
                                                    =============      =============     =============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  ------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil     is   Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 10,577 Units at January 31, 1998 (approximately 10.3% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner, collectively, own 1,357 Units at January 31, 1998, which represent less than 2% of the outstanding Units.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1997, the Partnership paid or accrued for the General Partner MID in the amount of $505,375.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $560,557 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

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

         3.2                                Amendment  No. 1 to the Amended  and
                                            Restated Partnership Agreement,
                                            dated March 28, 1994. (2)

         3.3                                Amendment  No. 2 to the Amended  and
                                            Restated Partnership Agreement,
                                            dated March 28, 1994. (2)

         10.1                               Property Management Agreement, dated
                                            October 11, 1991, between McNeil
                                            Real Estate Fund XV, Ltd. and McNeil
                                            Real Estate Management, Inc. (1)

         10.2                               Termination       Agreement,   dated
                                            October 11, 1991,  between    McNeil
                                            Real Estate Fund XV, Ltd. and McNeil
                                            Partners, L.P. (1)

         10.3                               Amendment  of  Property   Management
                                            Agreement,   dated  March  5,  1993,
                                            between  McNeil Real Estate Fund XV,
                                            Ltd.    and   McNeil   Real   Estate
                                            Management,  Inc.  (Incorporated  by
                                            reference  to the  Annual  Report on
                                            Form   10-K  for  the   year   ended
                                            December 31, 1992)


        Exhibit
        Number                              Description
        -------                             -----------

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

         10.5                               Master  Property  Management Agree-
                                            ment,  dated  as of  June  24,  1993
                                            between     McNeil    Real    Estate
                                            Management,  Inc.  and  McNeil  Real
                                            Estate Fund XV, Ltd. (2)

         10.6                               Mortgage  Note,  dated   August  11,
                                            1995,  between  Woodcreek  Fund  XV,
                                            Ltd. and Fleet Real Estate  Capital,
                                            Inc.  (Incorporated  by reference to
                                            the  Annual  Report on Form 10-K for
                                            the year ended December 31, 1995)

         11.                                Statement  regarding  computation of
                                            net  loss  per  limited  partnership
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

        27.        Financial Data Schedule for the year ended December 31, 1997.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                        McNEIL REAL ESTATE FUND XV, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              McNEIL REAL ESTATE FUND XV, LTD.


                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



March 31, 1998                     By:  /s/  Robert A. McNeil
--------------                          ----------------------------------------
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



March 31, 1998                     By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




March 31, 1998                     By:  /s/  Brandon K. Flaming
--------------                          ----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)