Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1998-05-14
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended          March 31, 1998
                                     -------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14258
                           ----------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MCNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1998                1997
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,220,730      $    6,220,730
   Buildings and improvements...............................                41,461,740          41,433,896
                                                                        --------------       -------------
                                                                            47,682,470          47,654,626
   Less:  Accumulated depreciation..........................               (22,603,408)        (22,129,044)
                                                                        --------------       -------------
                                                                            25,079,062          25,525,582

Asset held for sale.........................................                 3,403,186           3,400,316

Cash and cash equivalents...................................                 1,076,487           1,118,379
Cash segregated for security deposits.......................                   225,779             213,528
Accounts receivable.........................................                    50,858              94,750
Prepaid expenses and other assets...........................                    32,575              36,974
Escrow deposits.............................................                   501,036             341,153
Deferred borrowing costs (net of accumulated
   amortization of $373,427 and $344,742 at
   March 31, 1998 and December 31, 1997,
   respectively)............................................                   635,905             664,590
                                                                        --------------       -------------
                                                                       $    31,004,888      $   31,395,272
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,373,791      $   23,474,480
Accrued property taxes......................................                   291,214             175,741
Accrued expenses............................................                   110,662             120,757
Accrued interest............................................                   162,837             163,621
Payable to affiliates - General Partner.....................                   433,550             249,503
Security deposits and deferred rental revenue...............                   196,047             216,683
                                                                        --------------       -------------
                                                                            24,568,101          24,400,785
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
   authorized;  102,796 limited partnership units issued
   and outstanding at March 31, 1998 and December 31, 1997..                 7,135,201           7,555,525
   General Partner..........................................                  (698,414)           (561,038)
                                                                        --------------       -------------
                                                                             6,436,787           6,994,487
                                                                        --------------       -------------
                                                                       $    31,004,888      $   31,395,272
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------
                                                                                1998                1997
                                                                           --------------     --------------
Revenue:
   Rental revenue...................................                       $    2,028,217     $    1,949,655
   Interest.........................................                               26,442             17,109
                                                                            -------------      -------------
     Total revenue..................................                            2,054,659          1,966,764
                                                                            -------------      -------------

Expenses:
   Interest.........................................                              532,124            535,834
   Depreciation and amortization....................                              474,364            517,239
   Property taxes...................................                              115,473            111,285
   Personnel expenses...............................                              237,200            243,240
   Utilities........................................                              106,004            112,518
   Repair and maintenance...........................                              146,353            213,606
   Property management fees - affiliates............                              101,452            101,259
   Other property operating expenses................                              129,689            124,194
   General and administrative.......................                               85,711             39,796
   General and administrative - affiliates..........                               45,805             37,526
                                                                            -------------      -------------
     Total expenses.................................                            1,974,175          2,036,497
                                                                            -------------      -------------

Net income (loss)...................................                       $       80,484     $      (69,733)
                                                                            =============      =============

Net income (loss) allocable to limited partners.....                       $       79,680     $     (185,317)
Net income allocable to General Partner.............                                  804            115,584
                                                                            -------------      -------------
Net income (loss)...................................                       $       80,484     $      (69,733)
                                                                            =============      =============

Net income (loss) per limited partnership unit......                       $          .78     $        (1.80)
                                                                            =============      =============

Distribution per limited partnership unit...........                       $         4.86     $         4.86
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners            Equity (Deficit)
                                                 ---------------         ---------------       ----------------
Balance at December 31, 1996..............       $     (419,837)         $    8,812,479        $    8,392,642

Net income (loss).........................              115,584                (185,317)              (69,733)

Management Incentive Distribution.........             (120,978)                      -              (120,978)

Distributions to limited partners.........                    -                (500,004)             (500,004)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (425,231)         $    8,127,158        $    7,701,927
                                                  =============           =============         =============


Balance at December 31, 1997..............       $     (561,038)         $    7,555,525        $    6,994,487

Net income................................                  804                  79,680                80,484

Management Incentive Distribution.........             (138,180)                      -              (138,180)

Distributions to limited partners.........                    -                (500,004)             (500,004)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $     (698,414)         $    7,135,201        $    6,436,787
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                           Three Months Ended
                                                                                 March 31,
                                                                -------------------------------------------
                                                                        1998                     1997
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        2,035,722         $     1,858,537
   Cash paid to suppliers............................                     (746,714)               (747,550)
   Cash paid to affiliates...........................                     (101,390)               (130,424)
   Interest received.................................                       26,442                  17,109
   Interest paid.....................................                     (490,083)               (499,082)
   Property taxes paid...............................                     (120,322)               (103,802)
                                                                 ------------------         --------------
Net cash provided by operating activities............                      603,655                 394,788
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (27,844)                (27,961)
   Additions to asset held for sale..................                       (2,870)                      -
                                                                 -----------------          --------------
Net cash used in investing activities................                      (30,714)                (27,961)
                                                                 ------------------         --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (114,829)               (105,830)
   Management Incentive Distribution.................                            -                (120,756)
   Distributions to limited partners.................                     (500,004)               (500,004)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (614,833)               (726,590)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                      (41,892)               (359,763)

Cash and cash equivalents at beginning of
   period............................................                    1,118,379               1,362,812
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,076,487         $     1,003,049
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                            Three Months Ended
                                                                                 March 31,
                                                                  -----------------------------------------
                                                                        1998                     1997
                                                                  ----------------         ----------------
Net income (loss)....................................             $         80,484         $       (69,733)
                                                                   ---------------          --------------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating  activities:
   Depreciation......................................                      474,364                 517,239
   Amortization of discounts on mortgage
     notes payable...................................                       28,685                  13,512
   Amortization of deferred borrowing costs..........                       14,140                  23,963
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (12,251)                 14,581
     Accounts receivable.............................                       43,892                (121,771)
     Prepaid expenses and other assets...............                        4,399                   4,362
     Escrow deposits.................................                     (159,883)               (108,231)
     Accounts payable................................                            -                  26,579
     Accrued property taxes..........................                      115,473                 111,285
     Accrued expenses................................                      (10,095)                (39,895)
     Accrued interest................................                         (784)                   (723)
     Payable to affiliates - General Partner.........                       45,867                   8,361
     Security deposits and deferred rental
       revenue.......................................                      (20,636)                 15,259
                                                                   ---------------          --------------

       Total adjustments.............................                      523,171                 464,521
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        603,655         $       394,788
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

                                 March 31, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XV, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1998             1997
                                                     ------------    -----------

Property management fees - affiliates..........      $   101,452     $   101,259
Charged to general and administrative -
   affiliates:
   Partnership administration..................           45,805          37,526
                                                      ----------      ----------
                                                     $   147,257     $   138,785
                                                      ==========      ==========

Charged to General Partner's deficit:
   MID.........................................      $   138,180     $   120,978
                                                      ==========      ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At March 31, 1998, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $87,895 for the three months ended March 31, 1998 as compared to the same period last year. Rental revenue increased by $78,562 or 4% and interest income increased by $9,333 or 55% for the period ended March 31, 1998.

Rental revenue for the first three months of 1998 was $2,028,217 as compared to $1,949,655 for the same period in 1997. The increase in rental revenue of $78,562 is due to an increase in occupancy rates at Woodcreek and Arrowhead.

Expenses:

Partnership expenses decreased by $62,322 or 3% for the three months ended March 31, 1998 as compared to the same period last year. A decrease in repairs and maintenance and depreciation was offset by an increase in general and administrative expense.

Depreciation declined by $42,875 or 8% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease is due to Cedar Run, which is currently classified as an asset held for sale, for which no depreciation has been recognized since August 1, 1997.

Repairs and maintenance expense for the three months ended March 31, 1998 decreased by $67,253 or 31% compared to the same period in 1997. The decrease is due to the reduction in appliance and carpet replacement at the properties. This decrease is also due to a reduction in cleaning and decorating expense.

General and administrative expenses increased $45,915 for the three months ended March 31, 1998 as compared to the same period last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative-affiliate expenses increased $8,279 or 22% for the three months ended March 31, 1998 as compared to the same period of 1997. The increase is due to the change in investor services charges as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $603,655 of cash in the first three months of 1998 as compared to $394,788 for the same period in 1997. The increase in cash of $208,867 was mainly the result of an increase in cash received from tenants and an decrease in the cash paid to affiliates.

The Partnership expended $30,714 and $27,961 for capital improvements to its properties in the first three months of 1998 and 1997, respectively.

During the first three months of 1998, the Partnership paid $114,829 in principal payments on the mortgage notes and made distributions of $500,004 to the limited partners.

Short-term liquidity:

At March 31, 1998, the Partnership held cash and cash equivalents of $1,076,487, down $1,118,379 from the balance at December 31, 1997. This balance provides a comfortable level of working capital for the Partnership's operations.

During 1998, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In 1998, the Partnership has budgeted to spend approximately $616,000 on capital improvements, which are expected to be funded from operations of the properties.

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

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1998 and 1997, $804 and $115,584, respectively, was allocated to the General Partner. The limited partners received net income (loss) allocations of $79,680 and $(185,317) for the three months ended March 31, 1998 and 1997, respectively.

During 1998, the limited partners received a cash distribution of $500,004. The distribution consisted of funds from operations. A distribution of $138,180 for the MID was accrued by the Partnership for the period ended March 31, 1998 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.1                        Amended   and Restated Partnership Agreement
                                    dated October 11, 1991. (1)

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 102,796 limited partnership units outstanding in 1998 and 1997, respectively.

         27.                        Financial  Data   Schedule   for the quarter
                                    ended March 31, 1998.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b)      Reports on Form 8-K.  There were no reports on Form 8-K  filed   during
         the quarter ended March 31, 1998.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XV, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





May 14, 1998                         By:  /s/  Ron K. Taylor
------------                            ----------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                           Investors, Inc.
                                          (Principal Financial Officer)





May 14, 1998                         By:  /s/  Brandon K. Flaming
------------                            ----------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                            Investors, Inc.
                                          (Principal Accounting Officer)