Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1998-08-14
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended         June 30, 1998
                                    --------------------------------------------


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



              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
             (Address of principal executive offices)      (Zip code)



Registrant's telephone number, including area code       (972) 448-5800
                                                    ----------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        MCNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                            June 30,       December 31,
                                                                              1998             1997
ASSETS                                                                    -------------   --------------
------

Real estate investments:
   Land ...............................................................   $  6,220,730    $  6,220,730
   Buildings and improvements .........................................     41,551,193      41,433,896
                                                                          ------------    ------------
                                                                            47,771,923      47,654,626
   Less:  Accumulated depreciation ....................................    (23,077,518)    (22,129,044)
                                                                          ------------    ------------
                                                                            24,694,405      25,525,582

Asset held for sale ...................................................      3,408,532       3,400,316

Cash and cash equivalents .............................................      1,179,409       1,118,379
Cash segregated for security deposits .................................        239,746         213,528
Accounts receivable ...................................................        143,208          94,750
Prepaid expenses and other assets .....................................         32,605          36,974
Escrow deposits .......................................................        385,405         341,153
Deferred borrowing costs (net of accumulated
   amortization of $398,885 and $344,742 at
   June 30, 1998 and December 31, 1997,
   respectively) ......................................................        610,447         664,590
                                                                          ------------    ------------
                                                                          $ 30,693,757    $ 31,395,272
                                                                          ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ...........................................   $ 23,270,735    $ 23,474,480
Accrued property taxes ................................................        230,946         175,741
Accrued expenses ......................................................         92,134         120,757
Accrued interest ......................................................        162,038         163,621
Payable to affiliates - General Partner ...............................        528,201         249,503
Security deposits and deferred rental revenue .........................        186,938         216,683
                                                                          ------------    ------------
                                                                            24,470,992      24,400,785
                                                                          ------------    ------------

Partners' equity (deficit):
   Limited partners - 120,000  limited  partnership  units  authorized;
     102,796 limited partnership units issued and outstanding at
     June 30, 1998 and December 31, 1997 ..............................      7,043,193       7,555,525
   General Partner ....................................................       (820,428)       (561,038)
                                                                          ------------    ------------
                                                                             6,222,765       6,994,487
                                                                          ------------    ------------
                                                                          $ 30,693,757    $ 31,395,272
                                                                          ============    ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      hree Months Ended              Six Months Ended
                                          June 30,                       June 30,
                                  --------------------------    --------------------------
                                     1998           1997           1998           1997
                                  -----------    -----------    -----------    -----------

Revenue:
   Rental revenue .............   $ 1,956,884    $ 1,987,828    $ 3,985,101    $ 3,937,483
   Interest ...................        17,262         12,467         43,704         29,576
                                  -----------    -----------    -----------    -----------
     Total revenue ............     1,974,146      2,000,295      4,028,805      3,967,059
                                  -----------    -----------    -----------    -----------

Expenses:
   Interest ...................       526,514        533,638      1,058,638      1,069,472
   Depreciation ...............       474,110        517,239        948,474      1,034,478
   Property taxes .............       115,473        111,285        230,946        222,570
   Personnel expenses .........       233,193        206,525        470,393        449,765
   Utilities ..................        85,505         68,481        191,509        180,999
   Repair and maintenance .....       257,576        305,695        403,929        519,301
   Property management
     fees - affiliates ........        98,068        100,264        199,520        201,523
   Other property operating
     expenses .................        86,771        105,707        216,460        229,901
   General and administrative .       138,965         32,121        224,676         71,917
   General and administrative -
     affiliates ...............        50,908         38,209         96,713         75,735
                                  -----------    -----------    -----------    -----------
     Total expenses ...........     2,067,083      2,019,164      4,041,258      4,055,661
                                  -----------    -----------    -----------    -----------

Net loss ......................   $   (92,937)   $   (18,869)   $   (12,453)   $   (88,602)
                                  ===========    ===========    ===========    ===========

Net loss allocable to limited
   partners ...................   $   (92,008)   $  (163,397)   $   (12,328)   $  (348,713)
Net income (loss) allocable to
   General Partner ............          (929)       144,528           (125)       260,111
                                  -----------    -----------    -----------    -----------
Net loss ......................   $   (92,937)   $   (18,869)   $   (12,453)   $   (88,602)
                                  ===========    ===========    ===========    ===========

Net loss per limited
   partnership unit ...........   $      (.90)   $     (1.59)   $      (.12)   $     (3.39)
                                  ===========    ===========    ===========    ===========

Distribution per limited
   partnership unit ...........   $         -    $         -    $      4.86    $      4.96
                                  ===========    ===========    ===========    ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997


                                                                              Total
                                              General       Limited          Partners'
                                              Partner       Partners     Equity (Deficit)
                                           ------------   -----------    ----------------
Balance at December 31, 1996 ......        $  (419,837)   $ 8,812,479    $ 8,392,642

Net income (loss) .................            260,111       (348,713)       (88,602)

Management Incentive Distribution..           (248,159)             -       (248,159)

Distributions to limited partners..                  -       (500,004)      (500,004)
                                           -----------    -----------    -----------

Balance at June 30, 1997 ..........        $  (407,885)   $ 7,963,762    $ 7,555,877
                                           ===========    ===========    ===========


Balance at December 31, 1997 ......        $  (561,038)   $ 7,555,525    $ 6,994,487

Net loss ..........................               (125)       (12,328)       (12,453)

Management Incentive Distribution..           (259,265)             -       (259,265)

Distributions to limited partners..                  -       (500,004)      (500,004)
                                           -----------    -----------    -----------

Balance at June 30, 1998 ..........        $  (820,428)   $ 7,043,193    $ 6,222,765
                                           ===========    ===========    ===========









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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                  Six Months Ended
                                                      June 30,
                                             ---------------------------
                                                 1998           1997
                                             ------------   ------------
Cash flows from operating activities:
   Cash received from tenants ..............   $ 3,876,436    $ 3,816,463
   Cash paid to suppliers ..................    (1,515,748)    (1,529,492)
   Cash paid to affiliates .................      (276,800)      (297,484)
   Interest received .......................        43,704         29,576
   Interest paid ...........................      (977,798)      (995,982)
   Property taxes paid .....................      (231,222)      (207,605)
                                               -----------    -----------
Net cash provided by operating activities...       918,572        815,476
                                               -----------    -----------

Cash flows from investing activities:
   Additions to real estate investments ....      (117,297)      (146,913)
   Additions to asset held for sale ........        (8,216)             -
                                               -----------    -----------
Net cash used in investing activities ......      (125,513)      (146,913)
                                               -----------    -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ...............................      (232,025)      (213,841)
   Management Incentive Distribution .......             -       (270,456)
   Distributions to limited partners .......      (500,004)      (500,004)
                                               -----------    -----------
Net cash used in financing activities ......      (732,029)      (984,301)
                                                -----------    -----------

Net increase (decrease) in cash and cash
   equivalents .............................        61,030       (315,738)

Cash and cash equivalents at beginning of
   period ..................................     1,118,379      1,362,812
                                               -----------    -----------

Cash and cash equivalents at end of period..   $ 1,179,409    $ 1,047,074
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  --------------------------
                                                                                      1998           1997
                                                                                  -----------    -----------
Net loss ......................................................................   $   (12,453)   $   (88,602)
                                                                                  -----------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation ...............................................................       948,474      1,034,478
   Amortization of discounts on mortgage
     notes payable ............................................................        54,143         27,024
   Amortization of deferred borrowing costs ...................................        28,280         47,925
   Changes in assets and liabilities:
     Cash segregated for security deposits ....................................       (26,218)        20,562
     Accounts receivable ......................................................       (48,458)      (148,621)
     Prepaid expenses and other assets ........................................         4,369            766
     Escrow deposits ..........................................................       (44,252)      (243,422)
     Accrued property taxes ...................................................        55,205        222,570
     Accrued expenses .........................................................       (28,623)       (42,196)
     Accrued interest .........................................................        (1,583)        (1,459)
     Payable to affiliates - General Partner ..................................        19,433        (20,226)
     Security deposits and deferred rental
       revenue ................................................................       (29,745)         6,677
                                                                                  -----------    -----------

       Total adjustments ......................................................       931,025        904,078
                                                                                  -----------    -----------

Net cash provided by operating activities .....................................   $   918,572    $   815,476
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

                                  June 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                          Six Months Ended
                                               June 30,
                                          -------------------
                                            1998       1997
                                          --------   --------

Property management fees - affiliates . $199,520 $201,523 Charged to general and administrative -
   affiliates:
   Partnership administration .........     96,713     75,735
                                          --------   --------
                                          $296,233   $277,258
                                          ========   ========

Charged to General Partner's deficit:
   MID ................................   $259,265   $248,159
                                          ========   ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At June 30, 1998, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $61,746 and decreased by $26,149 for the six months and three months ended June 30, 1998 as compared to the same period last year. Rental revenue increased by $47,618 or 1% and interest income increased by $14,128 or 48% for the six months ended June 30, 1998 as compared to the same period last year.

Rental revenue for the first six months of 1998 was $3,985,101 as compared to $3,937,483 for the same period in 1997. The increase in rental revenue of $47,618 is due to an increase in rental rates at all of the Partnership's properties. This increase was offset somewhat by the decrease in occupancy rates at Arrowhead, Mountain Shadows and Woodcreek.

Expenses:

Partnership expenses increased by $47,919 for the quarter ended June 30, 1998 and decreased by $14,403 for the six months ended June 30, 1998 as compared to the same periods in 1997. A decrease in repairs and maintenance and depreciation was offset by an increase in the general and administrative expense.

Depreciation declined by $43,129 and $86,004 for the three and six months ended June 30, 1998, respectively, as compared to the six months ended June 30, 1997. This decrease is due to Cedar Run, which is currently classified as an asset held for sale, for which no depreciation has been recognized since August 1, 1997.

Repairs and maintenance expense for the three and six months ended June 30, 1998 decreased by $48,119 and $115,372, respectively, compared to the same periods in 1997. The decrease is due to the reduction in appliance and carpet replacement expenses at the properties which did not meet the criteria for capitalization. This decrease is also due to a reduction in cleaning, decorating and grounds maintenance.

General and administrative expenses increased $106,844 and $152,759 for the three and six months ended June 30, 1998, respectively, as compared to the same periods last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative-affiliate expenses increased by $12,699 and $20,978 for the three and six months ended June 30, 1998, respectively, as compared to the same periods of 1997. The increase is due to the change in investor services charges as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $918,572 of cash in the first six months of 1998 as compared to $815,476 for the same period in 1997. The increase in cash provided by operating activities of $103,096 was mainly the result of an increase in cash received from tenants and an increase in the cash paid to affiliates offset by a decrease in property taxes.

The Partnership expended $125,513 and $146,913 for capital improvements to its properties in the first six months of 1998 and 1997, respectively.

During the first six months of 1998, the Partnership paid $232,025 in principal payments on the mortgage notes and made distributions of $500,004 to the limited partners.

Short-term liquidity:

At June 30, 1998, the Partnership held cash and cash equivalents of $1,179,409, up $61,030 from the balance at December 31, 1997. This balance provides a comfortable level of working capital for the Partnership's operations.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1998 and 1997, $(125) and $260,111, respectively, was allocated to the General Partner. The limited partners received net loss allocations of $(12,328) and $(348,713) for the six months ended June 30, 1998 and 1997, respectively.

During 1998, the limited partners received a cash distribution of $500,004. The distribution consisted of funds from operations. In light of the discussions relating to the sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners. A distribution of $259,265 for the MID was accrued by the Partnership for the period ended June 30, 1998 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
(a)      Exhibits.

         Exhibit
         Number                     Description
         --------                   -----------

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

         27. Financial Data Schedule for the quarter ended June 30, 1998.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XV, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





August 14, 1998                 By:  /s/  Ron K. Taylor
---------------                     --------------------------------------------
Date                                 Ron K. Taylor
                                     President and Director of McNeil
                                      Investors, Inc.
                                     (Principal Financial Officer)





August 14, 1998                 By:  /s/  Brandon K. Flaming
---------------                     --------------------------------------------
Date                                 Brandon K. Flaming
                                     Vice President of McNeil Investors, Inc.
                                     (Principal Accounting Officer)