Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1998-11-16
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended      September 30, 1998
                                    --------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,         December 31,
                                                                           1998                 1997
                                                                       ------------         ------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  6,220,730         $  6,220,730
   Buildings and improvements .................................          41,822,000           41,433,896
                                                                       ------------         ------------
                                                                         48,042,730           47,654,626
   Less:  Accumulated depreciation ............................         (23,555,417)         (22,129,044)
                                                                       ------------         ------------
                                                                         24,487,313           25,525,582

Asset held for sale ...........................................           3,430,944            3,400,316

Cash and cash equivalents .....................................           1,070,884            1,118,379
Cash segregated for security deposits .........................             255,620              213,528
Accounts receivable ...........................................              18,474               94,750
Prepaid expenses and other assets .............................              32,605               36,974
Escrow deposits ...............................................             488,765              341,153
Deferred borrowing costs (net of accumulated
   amortization of $424,344 and $344,742 at
   September 30, 1998 and December 31, 1997,
   respectively) ..............................................             584,988              664,590
                                                                       ------------         ------------
                                                                       $ 30,369,593         $ 31,395,272
                                                                       ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ...................................        $ 23,165,262         $ 23,474,480
Accrued property taxes ........................................             346,419              175,741
Accrued expenses ..............................................             104,451              120,757
Accrued interest ..............................................             161,221              163,621
Payable to affiliates - General Partner .......................             682,401              249,503
Security deposits and deferred rental revenue .................             186,034              216,683
                                                                       ------------         ------------
                                                                         24,645,788           24,400,785
                                                                       ------------         ------------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
     authorized;  102,796 limited partnership units
     issued and outstanding at September 30, 1998
     and December 31, 1997 ....................................           6,654,266            7,555,525
   General Partner ............................................            (930,461)            (561,038)
                                                                       ------------         ------------
                                                                          5,723,805            6,994,487
                                                                       ------------         ------------
                                                                       $ 30,369,593         $ 31,395,272
                                                                       ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                       Nine Months Ended
                                                        September 30,                          September 30,
                                              --------------------------------        -------------------------------
                                                  1998                1997               1998                 1997
                                              -----------         -----------         -----------         -----------
Revenue:
   Rental revenue ....................        $ 1,967,241         $ 2,036,475         $ 5,952,342         $ 5,973,958
   Interest ..........................             13,168              13,158              56,872              42,734
                                              -----------         -----------         -----------         -----------
     Total revenue ...................          1,980,409           2,049,633           6,009,214           6,016,692
                                              -----------         -----------         -----------         -----------

Expenses:
   Interest ..........................            524,082             531,398           1,582,720           1,600,870
   Depreciation ......................            477,899             476,071           1,426,373           1,510,549
   Property taxes ....................            115,473             111,285             346,419             333,855
   Personnel expenses ................            253,476             253,046             723,869             702,811
   Utilities .........................            113,105             107,207             304,614             288,206
   Repair and maintenance ............            322,859             307,694             726,788             826,995
   Property management
     fees - affiliates ...............             98,549             102,171             298,069             303,694
   Other property operating
     expenses ........................            111,722             128,793             328,182             358,694
   General and administrative ........             59,405              34,186             284,081             106,103
   General and administrative -
     affiliates ......................             44,378              37,401             141,091             113,136
                                              -----------         -----------         -----------         -----------
     Total expenses ..................          2,120,948           2,089,252           6,162,206           6,144,913
                                              -----------         -----------         -----------         -----------

Net loss .............................        $  (140,539)        $   (39,619)        $  (152,992)        $  (128,221)
                                              ===========         ===========         ===========         ===========

Net loss allocable to limited
   partners ..........................        $  (139,134)        $  (141,150)        $  (151,462)        $  (497,514)
Net income (loss) allocable to
   General Partner ...................             (1,405)            101,531              (1,530)            369,293
                                              -----------         -----------         -----------         -----------
Net loss .............................        $  (140,539)        $   (39,619)        $  (152,992)        $  (128,221)
                                              ===========         ===========         ===========         ===========

Net loss per limited
   partnership unit ..................        $     (1.35)        $     (1.37)        $     (1.49)        $     (4.84)
                                              ===========         ===========         ===========         ===========

Distribution per limited
   partnership unit ..................        $      2.43         $      4.86         $      7.29         $      9.73
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997

                                                                                            Total
                                                                                          Partners'
                                                    General            Limited             Equity
                                                    Partner            Partners           (Deficit)
                                                 ------------        ------------        -----------
Balance at December 31, 1996 ............        $  (419,837)        $ 8,812,479         $ 8,392,642

Net income (loss) .......................            369,293            (497,514)           (128,221)

Management Incentive Distribution........           (365,247)                 --            (365,247)

Distributions to limited partners .......                 --          (1,000,008)         (1,000,008)
                                                 -----------         -----------         -----------

Balance at September 30, 1997 ...........        $  (415,791)        $ 7,314,957         $ 6,899,166
                                                 ===========         ===========         ===========


Balance at December 31, 1997 ............        $  (561,038)        $ 7,555,525         $ 6,994,487

Net loss ................................             (1,530)           (151,462)           (152,992)

Management Incentive Distribution .......           (367,893)                 --            (367,893)

Distributions to limited partners .......                 --            (749,797)           (749,797)
                                                 -----------         -----------         -----------

Balance at September 30, 1998 ...........        $  (930,461)        $ 6,654,266         $ 5,723,805
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                  Nine Months Ended
                                                                    September 30,
                                                          --------------------------------
                                                              1998                1997
                                                          ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ....................        $ 5,947,871         $ 5,905,883
   Cash paid to suppliers ........................         (2,377,511)         (2,357,937)
   Cash paid to affiliates .......................           (374,155)           (429,581)
   Interest received .............................             56,872              42,734
   Interest paid .................................         (1,463,099)         (1,490,656)
   Property taxes paid ...........................           (317,307)           (287,223)
                                                          -----------         -----------
Net cash provided by operating activities ........          1,472,671           1,383,220
                                                          -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ..........           (388,104)           (365,838)
   Additions to asset held for sale ..............            (30,628)                 --
                                                          -----------         -----------
Net cash used in investing activities ............           (418,732)           (365,838)
                                                          -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .....................................           (351,637)           (324,079)
   Management Incentive Distribution .............                 --            (384,398)
   Distributions to limited partners .............           (749,797)         (1,000,008)
                                                          -----------         -----------
Net cash used in financing activities ............         (1,101,434)         (1,708,485)
                                                          -----------         -----------

Net decrease in cash and cash equivalents ........            (47,495)           (691,103)

Cash and cash equivalents at beginning of
   period ........................................          1,118,379           1,362,812
                                                          -----------         -----------

Cash and cash equivalents at end of period........        $ 1,070,884         $   671,709
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                   Nine Months Ended
                                                                      September 30,
                                                             --------------------------------
                                                                1998                1997
                                                             ------------        ------------
Net loss ............................................        $  (152,992)        $  (128,221)
                                                             -----------         -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation .....................................          1,426,373           1,510,549
   Amortization of discounts on mortgage
     notes payable ..................................             42,419              40,537
   Amortization of deferred borrowing costs .........             79,602              71,888
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........            (42,092)             58,999
     Accounts receivable ............................             76,276            (129,614)
     Prepaid expenses and other assets ..............              4,369               3,880
     Escrow deposits ................................           (147,612)           (343,393)
     Accrued property taxes .........................            170,678             333,855
     Accrued expenses ...............................            (16,306)            (25,528)
     Accrued interest ...............................             (2,400)             (2,211)
     Payable to affiliates - General Partner ........             65,005             (12,751)
     Security deposits and deferred rental
       revenue ......................................            (30,649)              5,230
                                                             -----------         -----------

       Total adjustments ............................          1,625,663           1,511,441
                                                             -----------         -----------

Net cash provided by operating activities ...........        $ 1,472,671         $ 1,383,220
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

                               September 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in limited partnership units ("Units") will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                     ------------------------
                                                       1998            1997
                                                     --------        --------

Property management fees - affiliates .......        $298,069        $303,694
Charged to general and administrative -
   affiliates:
   Partnership administration ...............         141,091         113,136
                                                     --------        --------
                                                     $439,160        $416,830
                                                     ========        ========

Charged to General Partner's deficit:
   MID ......................................        $367,893        $365,247
                                                     ========        ========

NOTE 4.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At September 30, 1998, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased by $69,224 and $7,478 for the three months and nine months ended September 30, 1998, respectively, as compared to the same period last year. Rental revenue decreased by $21,616 and interest income increased by $14,138 or 33% for the nine months ended September 30, 1998 as compared to the same period last year.

Rental revenues decreased $69,234 and $21,616 for the three months and nine months ended September 30, 1998, respectively, as compared to last year. The decrease in rental revenues is due to a decrease in the occupancy rates at Mountain Shadows offset by increases in rental rates at Arrowhead and Cedar Run. Mountain Shadows, located in Albuquerque, New Mexico, has experience a decline in market occupancy rates as a result of over building in the apartment market. Management believes this condition is short-term and anticipates improvement performance for 1999.

Expenses:

Partnership expenses increased by $31,696 and $17,923 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. An increase in general and administrative expenses offset by a decrease in repairs and maintenance and depreciation expense.

Depreciation decreased by $84,176 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease is due to Cedar Run, which is currently classified as an asset held for sale, for which no depreciation has been recognized since August 1, 1997.

Repairs and maintenance expense increased for the three months and decreased for the nine months ended September 30, 1998 by $15,165 and $100,207, respectively, compared to the same periods in 1997. The increase for the three months ended September 30, 1998 as compared to the same period last year is due to increases in cleaning and decorating. The decrease is due to the reduction in appliance and carpet replacement expenses at the properties, which did not meet the criteria for capitalization. This decrease is also due to a reduction in carpet cleaning, carpet repair and equipment and furniture rental.

General and administrative expenses increased $25,219 and $177,978 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative-affiliate expenses increased by $6,977 and $27,955 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods of 1997. The increase is due to the change in investor services charges as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,472,671 of cash in the first nine months of 1998 as compared to $1,383,220 for the same period in 1997. The increase in cash provided by operating activities of $89,451 was mainly the result of an increase in cash received from tenants and decrease in the cash paid to affiliates offset by an increase in property taxes.

The Partnership expended $418,732 and $365,838 for capital improvements to its properties in the first nine months of 1998 and 1997, respectively.

During the first nine months of 1998, the Partnership paid $351,637 in principal payments on the mortgage notes and made distributions of $749,797 to the limited partners.

Short-term liquidity:

At September 30, 1998, the Partnership held cash and cash equivalents of $1,070,884, a decrease of $47,495 from the balance at December 31, 1997. This balance provides a comfortable level of working capital for the Partnership's operations.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1998 and 1997, net loss of $(1,530) and net income of $369,293, respectively, was allocated to the General Partner. The limited partners received net loss allocations of $(151,462) and $(497,514) for the nine months ended September 30, 1998 and 1997, respectively.

During 1998, the limited partners received a cash distribution of $749,797. The distribution consisted of funds from operations. A distribution of $367,893 for the MID was accrued by the Partnership for the nine months ended September 30, 1998 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27. Financial Data Schedule for the quarter ended September 30, 1998.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XV, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 16, 1998                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)





November 16, 1998                 By:  /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)