Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1999-03-31
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended       December 31, 1998
                                ------------------------------------------------

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

Documents Incorporated by Reference:        See Item 14, Page 36


                                TOTAL OF 38 PAGES

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

On September 14, 1984, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $35,000,000 of limited partnership units ("Units"), with the General Partners' right to increase the offering up to $60,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on January 31, 1986, with 101,519 Units sold at $500 each, for gross proceeds of $50,759,500 to the Partnership. In addition, the original general partners purchased a total of 10 Units for $5,000. In 1991 and 1992, 651 and 696 Units, respectively, were issued to the General Partner for payment of the Management Incentive Distribution ("MID"). From 1993 to 1998, 80 Units were relinquished leaving 102,796 Units outstanding as of December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1998, the Partnership owned four income-producing properties as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 6.9% of the outstanding Units of the Partnership for a purchase price of $95.00 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $100.24 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased approximately 10.3% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1998. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case (with the exception of Cedar Run, which is unencumbered by mortgage indebtedness) to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and
Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.

                                             Net Basis                            1998             Date
Property              Description           of Property           Debt        Property Tax       Acquired
--------              -----------           -----------           ----        ------------       --------

Real Estate Investments:

Arrowhead (1)         Apartments
Shawnee, KS           436 units           $    7,370,155      $   6,733,222   $    157,929          3/85

Mountain
  Shadows (2)         Apartments
Albuquerque, NM       504 units               11,614,764         11,215,316        197,719          8/85

Woodcreek (3)         Apartments
Cary, NC              200 units                5,300,787          5,108,786         62,044         12/85
                                           -------------      -------------    -----------
                                          $   24,285,706     $   23,057,324   $    417,692
                                           =============      =============    ===========

Asset Held for Sale:

Cedar Run             Apartments
Lexington, KY         152 units           $    3,487,893     $            -   $     30,399         12/85
                                           =============      =============    ===========

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

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:


                                        1998           1997            1996           1995           1994
                                    -------------  -------------  --------------  -------------  -----------
Arrowhead
   Occupancy Rate............             96%             94%            95%            95%             95%
   Rent Per Square Foot......           $7.79           $7.46          $7.12          $6.76           $6.42

Mountain Shadows
   Occupancy Rate............             84%             92%            87%            88%             94%
   Rent Per Square Foot......           $7.40           $7.96          $8.28          $8.24           $7.97

Woodcreek
   Occupancy Rate............             92%             97%            96%            95%             99%
   Rent Per Square Foot......           $9.23           $9.27          $8.80          $8.42           $8.08

Asset Held for Sale:

Cedar Run
   Occupancy Rate............             91%             94%            95%            95%             95%
   Rent Per Square Foot......           $8.04           $7.92          $7.62          $7.22           $7.14

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

Arrowhead
---------

The occupancy rate at Arrowhead is slightly ahead the local area average of 95%. Arrowhead is located in an affluent county in metropolitan Kansas City. The apartment market is extremely concentrated with over 3,000 apartment units within a one-mile radius of Arrowhead. The increase in capital improvements over the last several years has allowed the property to reposition itself as one of the leaders in the market. Rental increases of 3% are budgeted for 1999.

Mountain Shadows
----------------

Mountain Shadows is located in a very competitive market in Albuquerque and has experienced declines in occupancy rates since 1994. This decline can be attributed to the construction of new multi-family units during the mid-1990's and an abundance of affordable single family homes. The market maintains an occupancy level at 88%. The capital improvements program that Mountain Shadows has implemented has kept the property aggressively competitive in the market.

Woodcreek
---------

The occupancy rate at Woodcreek is below the market rate of 96%. The property is located in a rapidly developing area of Wake County in North Carolina. Since 1995, 11,096 units have been added in the area. The current capital improvement program has enabled the property to stay competitive in a growing market.

Asset Held for Sale:

Cedar Run
---------

Over the past three years, the Lexington market has softened modestly. The market average occupancy dropped from 92% to 90%, while Cedar Run has maintained an occupancy rate of 91% in 1998. The property's rent per square foot is currently 13.5% higher than the local market rate and the property has budgeted a 4% increase in rental rates in 1999. There has been little new development of multi-family projects in the area.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)    Title of Class                  Number of Record Unit Holders

       Limited partnership units       4,555 as of February 1, 1999

(C) Cash distributions of $749,797 and $1,000,008 were made to the limited partners during 1998 and 1997, respectively. During the last week of March 1999, the Partnership distributed approximately $400,000 to the limited partners of record as of March 1, 1999. The Partnership accrued distributions of $493,012 and $505,375 for the benefit of the General Partner for the years ended December 31, 1998 and 1997, respectively, of which all but $657,102 was paid as of December 31, 1998. These distributions are the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will continue to be made to limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                  Years Ended December 31,
Operations                              1998            1997              1996            1995             1994
------------------                  ------------    ------------     -------------    -------------    -------------
Rental revenue ................    $  7,966,118     $  8,042,385     $  7,973,979     $  7,716,859     $  7,415,746
Total revenue .................       8,063,341        8,193,714        8,076,096        7,991,130        7,772,979
Net income (loss) .............        (134,412)         107,228         (133,470)        (198,113)         (41,096)

Net loss per limited
   partnership unit ...........    $      (1.29)    $      (2.50)    $      (5.66)    $      (6.90)    $      (5.19)
                                                    ============     ============     ============     ============     ============

Distribution per limited
   partnership unit ...........    $       7.29     $       9.75     $       9.70     $          -     $       4.86
                                                    ============     ============     ============     ============     ============

                                                               Years Ended December 31,
Balance Sheets                          1998            1997              1996            1995             1994
------------------                  ------------    ------------     -------------    -------------    -------------
Real estate investments,
   net ........................    $ 24,285,706     $ 25,525,582     $ 30,251,493     $ 31,548,994     $ 32,336,645
Asset held for sale ...........       3,487,893        3,400,316               --               --               --
Total assets ..................      30,176,809       31,395,272       33,180,985       35,129,849       37,030,171
Mortgage notes payable,
   net ........................      23,057,324       23,474,480       23,857,021       24,216,133       25,443,252
Partners' equity ..............       5,617,266        6,994,487        8,392,642       10,037,853       10,755,778

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1998, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Partnership revenues decreased by $130,373 or 2% for the year ended 1998 as compared to 1997. Rental revenue decreased by $76,267 while interest income increased by $43,104 in 1998. The Partnership recognized a gain on involuntary conversion of $97,210 in 1997. No such gain was recognized in 1998.

Rental revenue was $7,966,118 for 1998 as compared to $8,042,385 in 1997. The decrease in rental revenues is primarily due to a decrease in occupancy rate at Mountain Shadows. Mountain Shadows, located in Albuquerque, New Mexico, has experienced a decline in occupancy rates as a result of over building in the apartment market.

Interest income increased by $43,104 in 1998 as compared to 1997 due to interest earned in the escrow accounts for Arrowhead Apartments and Mountain Shadows Apartments.

Expenses:

Partnership expenses increased in 1998 by $111,267 as compared to the same period last year.

Depreciation expense decreased $130,118 as compared to the same period last year. This decrease is due to Cedar Run which is currently classified as an asset held for sale for which no depreciation has been recognized since August 1, 1997.

Personnel expense increased $96,117 in 1998 as compared to 1997. This increase is primarily due to an increase in maintenance salaries and other personnel costs at Mountain Shadows.

Utilities expense increased $45,084 in 1998. This increase is due to an increase in water and sewer expense at Arrowhead and Woodcreek.

General and administrative expenses increased $216,946 in 1998 as compared to the same period last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Current Operations). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

1997 compared to 1996

Revenue:

Partnership revenues increased by $117,618 or 1% for the year ended 1997 as compared to 1996. Rental revenue increased by $68,406, gain on involuntary conversion increased by $97,210, while interest income decreased $47,998.

Rental revenue was $8,042,385 for 1997 as compared to $7,973,979 in 1996. The increase of $68,406 is primarily due to increases in rental rates, offset by an increase in rental discounts given to Mountain Shadow tenants.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership has experienced positive cash flow from operations of $6,117,416 for the three years ended December 31, 1998. In 1997, the Partnership received $182,775 in insurance proceeds from a fire at Woodcreek. Over the last three years the Partnership has used cash to fund $2,264,213 in additions to real estate investments, $1,312,677 in scheduled principal payments on mortgage notes payable, $853,507 for payment of the MID and $2,749,786 for distributions to the limited partners.

The Partnership generated cash flow of $2,044,440 through operating activities in 1998 as compared to $2,090,556 in 1997. This decrease of $46,115 is primarily due to an increase in the cash paid to suppliers.

The Partnership generated cash flow of $2,090,556 through operating activities in 1997 as compared to $1,982,419 in 1996. This increase of $108,137 is due to a reduction in the cash paid to affiliates as well as the amounts paid for interest and property taxes.

The   Partnership   expended   $739,947,   $696,769  and  $827,496  for  capital
improvements to the properties in 1998, 1997 and 1996, respectively.

During 1998, 1997 and 1996, the Partnership paid distributions to the limited partners totaling $2,749,786.

Short-term liquidity:

The Partnership held cash and cash equivalents of $1,199,360 at December 31, 1998, up $80,981 from the balance at December 31, 1997. This balance provides a reasonable level of working capital for the Partnership's operations.

In 1999, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In the past three years the Partnership has spent $2,081,438 renovating the properties so they can remain competitive in their respective markets. In 1999, the Partnership has budgeted to spend approximately $408,000 on capital improvements, which are expected to be funded from operations of the properties.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership has placed Cedar Run Apartments on the market for sale effective August 1, 1997.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the years ended December 31, 1998, 1997 and 1996, net loss of $1,344 and net income of $364,174 and $448,715, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of $133,068, $256,946 and $582,185 for the three years ended December 31, 1998, 1997 and 1996, respectively.

During 1998, the limited partners received a cash distribution of $749,797. The distributions consisted of funds from operations and cash reserves. A distribution of $493,012 for the MID was accrued by the Partnership for the General Partner in 1998. During the last week of March 1999, the Partnership distributed approximately $400,000 to the limited partners of record as of March 1, 1999. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flow will support additional distributions to the limited partners.

YEAR 2000 DISCLOSURE
--------------------

State of readiness:
-------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1998 and 1997...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       18

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1998.......................................                       19

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1998..............................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       31






All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XV, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XV, Ltd. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XV, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                        McNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS


                                                                                   December 31,
                                                                        ----------------------------------
                                                                            1998                  1997
                                                                        -------------        -------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  6,220,730         $  6,220,730
   Buildings and improvements ..................................          42,086,266           41,433,896
                                                                        ------------         ------------
                                                                          48,306,996           47,654,626
   Less:  Accumulated depreciation .............................         (24,021,290)         (22,129,044)
                                                                        ------------         ------------
                                                                          24,285,706           25,525,582

Asset held for sale ............................................           3,487,893            3,400,316

Cash and cash equivalents ......................................           1,199,360            1,118,379
Cash segregated for security deposits ..........................             214,190              213,528
Accounts receivable ............................................              33,736               94,750
Prepaid expenses and other assets ..............................              37,105               36,974
Escrow deposits ................................................             365,199              341,153
Deferred borrowing costs, net of accumulated
   amortization of $455,712 and $344,742 at
   December 31, 1998 and 1997, respectively ....................             553,620              664,590
                                                                        ------------         ------------
                                                                        $ 30,176,809         $ 31,395,272
                                                                        ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ....................................        $ 23,057,324         $ 23,474,480
Accrued expenses ...............................................             126,907              120,757
Accrued interest ...............................................             160,388              163,621
Accrued property taxes .........................................             177,643              175,741
Payable to affiliates - General Partner ........................             851,407              249,503
Security deposits and deferred rental income ...................             185,874              216,683
                                                                        ------------         ------------
                                                                          24,559,543           24,400,785
                                                                        ------------         ------------

Partners' equity (deficit):
   Limited partners - 120,000  limited  partnership units
      authorized;  102,796 limited partnership units
      issued and outstanding at December 31, 1998 and 1997 .....           6,672,660            7,555,525
   General Partner .............................................          (1,055,394)            (561,038)
                                                                        ------------         ------------
                                                                           5,617,266            6,994,487
                                                                        ------------         ------------
                                                                        $ 30,176,809         $ 31,395,272
                                                                        ============         ============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS

                                                                   For the Years Ended December 31,
                                                         ----------------------------------------------------
                                                             1998                1997                1996
                                                         -----------         -----------         ------------

Revenue:
   Rental revenue ...............................        $ 7,966,118         $ 8,042,385         $ 7,973,979
   Interest .....................................             97,223              54,119             102,117
   Gain on involuntary conversion ...............                 --              97,210                  --
                                                         -----------         -----------         -----------
     Total revenue ..............................          8,063,341           8,193,714           8,076,096
                                                         -----------         -----------         -----------

Expenses:
   Interest .....................................          2,110,229           2,129,976           2,134,252
   Depreciation .................................          1,892,246           2,022,364           2,039,432
   Property taxes ...............................            448,091             444,088             433,520
   Personnel expenses ...........................          1,000,234             904,117             883,514
   Repairs and maintenance ......................            949,040           1,027,540           1,002,566
   Property management fees -
     affiliates .................................            397,758             405,298             399,829
   Utilities ....................................            415,218             370,134             362,268
   Other property operating expenses ............            446,359             492,055             458,335
   General and administrative ...................            352,601             135,655             293,281
   General and administrative -
     affiliates .................................            185,977             155,259             202,569
                                                         -----------         -----------         -----------
     Total expenses .............................          8,197,753           8,086,486           8,209,566
                                                         -----------         -----------         -----------

Net income (loss) ...............................        $  (134,412)        $   107,228         $  (133,470)
                                                         ===========         ===========         ===========

Net loss allocable to limited partners ..........        $  (133,068)        $  (256,946)        $  (582,185)
Net income (loss) allocable to
   General Partner ..............................             (1,344)            364,174             448,715
                                                         -----------         -----------         -----------
Net income (loss) ...............................        $  (134,412)        $   107,228         $  (133,470)
                                                         ===========         ===========         ===========

Net loss per limited partnership unit ...........        $     (1.29)        $     (2.50)        $     (5.66)
                                                         ===========         ===========         ===========

Distribution per limited partnership unit........        $      7.29         $      9.73         $      9.70
                                                         ===========         ===========         ===========




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                               Total
                                                    General              Limited             Partners'
                                                    Partner              Partners             Equity
                                                 -------------        -------------        -------------
Balance at December 31, 1995 ............        $   (356,792)        $ 10,394,645         $ 10,037,853

Net income (loss) .......................             448,715             (582,185)            (133,470)

Distributions to limited partners .......                  --             (999,981)            (999,981)

Management Incentive Distribution........            (511,760)                  --             (511,760)
                                                 ------------         ------------         ------------

Balance at December 31, 1996 ............            (419,837)           8,812,479            8,392,642

Net income (loss) .......................             364,174             (256,946)             107,228

Distributions to limited partners .......                  --           (1,000,008)          (1,000,008)

Management Incentive Distribution .......            (505,375)                  --             (505,375)
                                                 ------------         ------------         ------------

Balance at December 31, 1997 ............            (561,038)           7,555,525            6,994,487

Net loss ................................              (1,344)            (133,068)            (134,412)

Distributions to limited partners .......                  --             (749,797)            (749,797)

Management Incentive Distribution .......            (493,012)                  --             (493,012)
                                                 ------------         ------------         ------------

Balance at December 31, 1998 ............        $ (1,055,394)        $  6,672,660         $  5,617,266
                                                 ============         ============         ============




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                                   For the Years Ended December 31,
                                                          ----------------------------------------------------
                                                              1998                1997                1996
                                                          ------------        ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ....................        $ 7,982,278         $ 7,965,817         $ 7,957,172
   Cash paid to suppliers ........................         (3,147,932)         (2,983,507)         (2,999,800)
   Cash paid to affiliates .......................           (474,843)           (531,923)           (593,626)
   Interest received .............................             97,223              54,119             102,117
   Interest paid .................................         (1,945,933)         (1,983,057)         (2,017,275)
   Property taxes paid ...........................           (466,353)           (430,893)           (466,169)
                                                          -----------         -----------         -----------
Net cash provided by operating activities.........          2,044,440           2,090,556           1,982,419
                                                          -----------         -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments
     and asset held for sale .....................           (739,947)           (696,769)           (827,496)
   Insurance proceeds from fire ..................                 --             182,775                  --
                                                          -----------         -----------         -----------
Net cash used in investing activities ............           (739,947)           (513,994)           (827,496)
                                                          -----------         -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable ...............................           (473,715)           (436,589)           (402,373)
   Distributions to the limited partners .........           (749,797)         (1,000,008)           (999,981)
   Management Incentive Distribution
     paid ........................................                 --            (384,398)           (469,109)
                                                          -----------         -----------         -----------
Net cash used in financing activities ............         (1,223,512)         (1,820,995)         (1,871,463)
                                                          -----------         -----------         -----------

Net increase (decrease) in cash and
   cash equivalents ..............................             80,981            (244,433)           (716,540)

Cash and cash equivalents at
   beginning of year .............................          1,118,379           1,362,812           2,079,352
                                                          -----------         -----------         -----------

Cash and cash equivalents at end
   of year .......................................        $ 1,199,360         $ 1,118,379         $ 1,362,812
                                                          ===========         ===========         ===========

See discussion of noncash financing activities in Notes 2 and 7.


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                                For the Years Ended December 31,
                                                     ----------------------------------------------------
                                                          1998               1997                1996
                                                     ------------        -----------         ------------
Net income (loss) ...........................        $  (134,412)        $   107,228         $  (133,470)
                                                     -----------         -----------         -----------

Adjustments to reconcile net income
   (loss) to net cash provided by
     operating activities:
   Gain on involuntary conversion ...........                 --             (97,210)                 --
   Depreciation .............................          1,892,246           2,022,364           2,039,432
   Amortization of discounts on
     mortgage notes payable .................             56,559              54,048              43,261
   Amortization of deferred borrowing
     costs ..................................            110,970              95,850              76,462
   Changes in assets and liabilities:
     Cash segregated for security
       deposits .............................               (662)             49,727             (13,681)
     Accounts receivable ....................             61,014             (88,694)                635
     Prepaid expenses and other assets ......               (131)              6,292                 639
     Escrow deposits ........................            (24,046)            (30,265)             53,543
     Accounts payable .......................                 --                  --             (42,258)
     Accrued expenses .......................              6,150             (28,567)            (47,788)
     Accrued interest .......................             (3,233)             (2,979)             (2,746)
     Accrued property taxes .................              1,902               5,294               5,913
     Payable to affiliates - General
       Partner ..............................            108,892              28,634               8,772
     Security deposits and deferred
       rental income ........................            (30,809)            (31,166)             (6,295)
                                                     -----------         -----------         -----------

         Total adjustments ..................          2,178,852           1,983,328           2,115,889
                                                     -----------         -----------         -----------

Net cash provided by operating activities...         $ 2,044,440         $ 2,090,556         $ 1,982,419
                                                     ===========         ===========         ===========




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XV, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1998, the Partnership owned four income-producing properties as described in Note 4 - Real Estate Investments.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1998, 1997 and 1996. These single asset tier partnerships were formed to accommodate the refinancing of the respective properties. The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership. The Partnership has a 100% ownership interest in each of the following tier partnerships:

   Tier Partnership
   ----------------

Arrowhead Fund XV Limited Partnership
McNeil Mountain Shadows Fund XV
   Limited Partnership
Woodcreek Fund XV, Ltd.

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income of the Partnership for both financial statement and income tax reporting purposes to be allocated as indicated below. For allocation purposes, net income and net loss of the Partnership are determined prior to deductions for depreciation:

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

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

Cash distributions of $749,797, $1,000,008 and $999,981 were made to the limited partners during 1998, 1997 and 1996, respectively. The Partnership paid or accrued distributions of $493,012, $505,375 and $511,760 for the benefit of the General Partner for the years ended December 31, 1998, 1997 and 1996, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per Unit is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding calculated on the last day of each calendar month. Per Unit information has been computed based on 102,796 weighted average Units outstanding in 1998 and 1997 and 102,836 weighted average Units outstanding in 1996.

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

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

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

However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1998, 1997 or 1996 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          For the Years Ended December 31,
                                                    ----------------------------------------
                                                      1998            1997            1996
                                                    --------        --------        --------
Property management fees - affiliates               $397,758        $405,298        $399,829
Charged to general and
   administrative - affiliates:
   Partnership administration ..............         185,977         155,259         202,569
                                                    --------        --------        --------
                                                    $583,735        $560,557        $602,398
                                                    ========        ========        ========

Charged to General Partner's deficit:
   MID .....................................        $493,012        $505,375        $511,760
                                                    ========        ========        ========

Payable to affiliates - General Partner at December 31, 1998 and 1997 consists primarily of MID, reimbursable costs and property management fees which are due and payable from current operations. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $1,444,042 in 1998 $856,079 in 1997 and $713,934 in 1996.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                             Buildings and     Accumulated         Net Book
       1998                    Land          Improvements      Depreciation          Value
       ----                 ------------     -------------     ------------      ------------
Arrowhead
   Shawnee, KS              $  1,537,294      $14,345,458      $ (8,512,597)     $  7,370,155
Mountain Shadows
   Albuquerque, NM             3,236,768       19,634,317       (11,256,321)       11,614,764
Woodcreek
   Cary, NC                    1,446,668        8,106,491        (4,252,372)        5,300,787
                            ------------      ------------     ------------      ------------
                            $  6,220,730      $ 42,086,266     $(24,021,290)     $ 24,285,706
                            ============      ============     ============      ============

                                             Buildings and     Accumulated         Net Book
       1997                    Land          Improvements      Depreciation          Value
       ----                 ------------     -------------     ------------      ------------
Arrowhead                   $  1,537,294      $14,180,810      $ (7,877,117)     $  7,840,987
Mountain Shadows               3,236,768       19,260,309       (10,403,070)       12,094,007
Woodcreek                      1,446,668        7,992,777        (3,848,857)        5,590,588
                            ------------      -----------      ------------      ------------
                            $  6,220,730      $41,433,896      $(22,129,044)     $ 25,525,582
                            ============      ===========      ============      ============

Effective August 1, 1997, management placed Cedar Run, located in Lexington, Kentucky, on the market for sale. Therefore, at December 31, 1998 and 1997, Cedar Run was classified as an asset held for sale at a net book value of $3,487,893 and $3,400,316, respectively.

The results of operations for the asset held for sale at December 31, 1998 are $418,278, $283,452 and $129,824 for the years ended December 31, 1998, 1997 and
1996, respectively. Results of operations are operating revenues less operating expenses, including depreciation expense.

Except for Cedar Run, the Partnership's real estate properties are encumbered by mortgage indebtedness as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1998 and 1997. All mortgage notes are secured by real estate investments.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                          December 31,
Property                 Position    (a)  Rates %      Maturity Date (d)           1998                1997
--------                 ---------------  -------      -----------------      ----------------   ----------------
Arrowhead (c)            First             8.150       $   60,450    07/03     $    6,851,705    $     7,011,548
                         Discount (b)                                                (118,483)          (138,764)
                                                                                -------------     --------------
                                                                                    6,733,222          6,872,784
                                                                                -------------     --------------

Mountain
   Shadows (c)           First             8.150          100,670    07/03         11,410,470         11,676,664
                         Discount (b)                                                (195,154)          (231,432)
                                                                                -------------     --------------
                                                                                   11,215,316         11,445,232

Woodcreek                First             8.540           40,517    08/02          5,108,786          5,156,464
                                                                                -------------     --------------
                                                                               $   23,057,324    $    23,474,480
                                                                                =============     ==============

(a)  The debt is non-recourse to the Partnership.

(b)   Discounts are based on an effective interest rate of 8.62%.

(c) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized. Principal prepayments made before July 2000 are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(d)  Balloon payments on the mortgage notes payable are due as follows:

         Property                      Balloon Payment            Date
         --------                      ---------------            ----

         Woodcreek                       $4,894,767               08/02
         Arrowhead                        5,947,622               07/03
         Mountain Shadows                 9,904,857               07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, before consideration of discounts of $313,637, are as follows:

                                                       Real Estate
                                                       Investments
                                                      ------------

      1999....................................        $    513,999
      2000....................................             557,708
      2001....................................             605,137
      2002....................................           5,528,392
      2003....................................          16,165,725
      Thereafter..............................                   -
                                                       -----------
        Total.................................        $ 23,370,961
                                                       ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $23,411,000 at December 31, 1998 and $24,293,000 at December 31, 1997.

NOTE 6 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 7 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On October 30, 1996, four units at Woodcreek Apartments were destroyed by fire causing $192,775 in damages. In 1997, the Partnership received $182,775 in insurance reimbursements, of which $97,210 was recorded as a gain on involuntary conversion.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                                                                                       Costs
                                                       Initial Cost               Cumulative        Capitalized
                          Related (b)                         Buildings and     Write-down for      Subsequent
Description               Encumbrances         Land           Improvements        Impairment       To Acquisition
-----------               ------------         ----           -------------     --------------     --------------

APARTMENTS:

Arrowhead
   Shawnee, KS             $    6,733,222    $    1,537,294    $   12,035,648     $          -     $   2,309,810

Mountain Shadows
   Albuquerque, NM             11,215,316         3,236,768        17,555,977                -         2,078,340

Woodcreek
   Cary, NC                     5,108,786         1,446,668         6,590,377                -         1,516,114
                           --------------    --------------    --------------     ------------     -------------

                           $   23,057,324    $    6,220,730    $   36,182,002     $          -     $   5,904,264
                           ==============    ==============    ==============     ============     =============

Asset Held for Sale:

Cedar Run
   Lexington, KY (c)       $            -
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


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period
                                                 Buildings and                        Accumulated
Description                      Land            Improvements          Total (a)      Depreciation
-----------                      ----            --------------        ---------      ------------
APARTMENTS:

Arrowhead
   Shawnee, KS                $    1,537,294     $   14,345,458   $     15,882,752   $    (8,512,597)

Mountain Shadows
   Albuquerque, NM                 3,236,768         19,634,317         22,871,085       (11,256,321)

Woodcreek
   Cary, NC                        1,446,668          8,106,491          9,553,159        (4,252,372)
                              --------------     --------------   ----------------    --------------
                              $    6,220,730     $   42,086,266   $     48,306,996    $  (24,021,290)
                              ==============     ==============   ================    ==============

Asset Held for Sale:

Cedar Run
   Lexington, KY (c)                                              $      3,487,893
                                                                  ================



(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $54,198,308 and accumulated depreciation was $24,432,544 December 31, 1998.

(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for sale." Depreciation ceases at the time it is placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XV, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998



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

                        McNEIL REAL ESTATE FUND XV, LTD.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:

                                                                 For the Years Ended December 31,
                                                      -----------------------------------------------------
                                                           1998               1997                1996
                                                      ------------        ------------         ------------

Real estate investments:

Balance at beginning of year .................        $ 47,654,626        $ 52,650,334         $ 51,977,016

Improvements .................................             652,370             696,769              827,496

Reclassification to asset held for sale.......                  --          (5,692,477)                  --

Replacement of assets ........................                  --                  --             (154,178)
                                                      ------------        ------------         ------------

Balance at end of year .......................        $ 48,306,996        $ 47,654,626         $ 52,650,334
                                                      ============        ============         ============



Accumulated depreciation:

Balance at beginning of year .................        $ 22,129,044        $ 22,398,841         $ 20,428,022

Depreciation .................................           1,892,246           2,022,364            2,039,432

Reclassification to asset held for sale ......                  --          (2,292,161)                  --

Replacement of assets ........................                  --                  --              (68,613)
                                                      ------------        ------------         ------------

Balance at end of year .......................        $ 24,021,290        $ 22,129,044         $ 22,398,841
                                                      ============        ============         ============



Asset held for sale:

Balance at beginning of year .................        $  3,400,316        $         --         $         --

Reclassification to asset held for
   sale ......................................                  --           3,400,316                   --

Improvements .................................              87,577                  --                   --
                                                      ------------        ------------         ------------

Balance at end of year .......................        $  3,487,893        $  3,400,316         $         --
                                                      ============        ============         ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------- -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
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

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 10,587 Units at February 1, 1999 (10.3% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner, collectively, own 1,357 Units at February 1, 1999, which represent less than 2% of the outstanding Units.

(C)     Change in control.

        None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1998, the Partnership paid or accrued for the General Partner MID in the amount of $493,012.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $583,735 in property management fees and reimbursements.

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

         3.2                                Amendment  No. 1 to the Amended  and
                                            Restated   Partnership    Agreement,
                                            dated March 28, 1994. (2)

         3.3                                Amendment  No. 2 to the Amended  and
                                            Restated   Partnership    Agreement,
                                            dated March 28, 1994. (2)

         10.1 Property Management Agreement, dated October 11, 1991, between McNeil Real Estate Fund XV, Ltd. and McNeil Real Estate Management, Inc.
                                            (1)

         10.2 Termination Agreement, dated October 11, 1991, between McNeil Real Estate Fund XV, Ltd. and McNeil Partners, L.P. (1)

         10.3 Amendment of Property Management Agreement, dated March 5, 1993, between McNeil Real Estate Fund XV, Ltd. and McNeil Real Estate Management, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992)

         10.4 Loan Agreement, dated June 24, 1993, between Lexington Mortgage Company and McNeil Real Estate Fund XV, Ltd. et al. (Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (File No. 0-9783), on Form 10-K for the period ended December 31, 1993)

         10.5 Master Property Management Agree-ment, dated as of June 24, 1993 between McNeil Real Estate Management, Inc. and McNeil Real Estate Fund XV, Ltd. (2)

         10.6                               Mortgage Note,  dated   August   11,
                                            1995,  between  Woodcreek  Fund  XV,
                                            Ltd. and Fleet Real Estate  Capital,
                                            Inc.  (Incorporated  by reference to
                                            the  Annual  Report on Form 10-K for
                                            the year ended December 31, 1995)

        Exhibit
        Number                              Description
        -------                             -----------

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

        27.    Financial Data Schedule for the year ended December 31, 1998.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                        McNEIL REAL ESTATE FUND XV, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           McNEIL REAL ESTATE FUND XV, LTD.


                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner



March 31, 1999                  By:  /s/  Robert A. McNeil
--------------                     ---------------------------------------------
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



March 31, 1999                  By:  /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                 Ron K. Taylor
                                     President and Director of McNeil
                                       Investors, Inc.
                                     (Principal Financial Officer)




March 31, 1999                  By:  /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                 Brandon K. Flaming
                                     Vice President of McNeil Investors, Inc.
                                     (Principal Accounting Officer)