Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1999-05-17
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended     March 31, 1999
                                     -------------------------------------------

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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                           1999                  1998
                                                                       -------------        -------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  6,220,730         $  6,220,730
   Buildings and improvements .................................          42,144,255           42,086,266
                                                                       ------------         ------------
                                                                         48,364,985           48,306,996
   Less:  Accumulated depreciation ............................         (24,502,737)         (24,021,290)
                                                                       ------------         ------------
                                                                         23,862,248           24,285,706

Asset held for sale ...........................................           3,487,893            3,487,893

Cash and cash equivalents .....................................           1,140,110            1,199,360
Cash segregated for security deposits .........................             231,214              214,190
Accounts receivable ...........................................              26,344               33,736
Prepaid expenses and other assets .............................              37,105               37,105
Escrow deposits ...............................................             456,577              365,199
Deferred borrowing costs (net of accumulated  amortization
   of $479,902 and $455,712 at March 31, 1999 and December
   31, 1998, respectively) ....................................             529,430              553,620
                                                                       ------------         ------------
                                                                       $ 29,770,921         $ 30,176,809
                                                                       ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ...................................        $ 22,948,009         $ 23,057,324
Accrued expenses ..............................................             140,936              126,907
Accrued property taxes ........................................             292,200              177,643
Accrued interest ..............................................             159,538              160,388
Payable to affiliates - General Partner .......................             964,291              851,407
Security deposits and deferred rental revenue .................             189,737              185,874
                                                                       ------------         ------------
                                                                         24,694,711           24,559,543
                                                                       ------------         ------------

Partners' equity (deficit):
   Limited partners - 120,000 limited partnership units
     authorized;  102,796 limited partnership units
     issued and outstanding at March 31, 1999
     and December 31, 1998 ....................................           6,217,455            6,672,660
   General Partner ............................................          (1,141,245)          (1,055,394)
                                                                       ------------         ------------
                                                                          5,076,210            5,617,266
                                                                       ------------         ------------
                                                                       $ 29,770,921         $ 30,176,809
                                                                       ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                               -------------------------------
                                                                   1999                1998
                                                               -----------         -----------
Revenue:
   Rental revenue .....................................        $ 1,940,568         $ 2,028,217
   Interest ...........................................             13,274              26,442
                                                               -----------         -----------
     Total revenue ....................................          1,953,842           2,054,659
                                                               -----------         -----------

Expenses:
   Interest ...........................................            518,937             532,124
   Depreciation and amortization ......................            481,447             474,364
   Property taxes .....................................            114,557             115,473
   Personnel expenses .................................            240,074             237,200
   Utilities ..........................................            111,463             106,004
   Repair and maintenance .............................            183,560             146,353
   Property management fees - affiliates ..............             98,168             101,452
   Other property operating expenses ..................            122,566             129,689
   General and administrative .........................             52,964              85,711
   General and administrative - affiliates ............             47,899              45,805
                                                               -----------         -----------
     Total expenses ...................................          1,971,635           1,974,175
                                                               -----------         -----------

Net income (loss) .....................................        $   (17,793)        $    80,484
                                                               ===========         ===========

Net income (loss) allocable to limited partners .......        $   (55,329)        $    79,680
Net income allocable to General Partner ...............             37,536                 804
                                                               -----------         -----------
Net income (loss) .....................................        $   (17,793)        $    80,484
                                                               ===========         ===========

Net income (loss) per limited partnership unit ........        $      (.54)        $       .78
                                                               ===========         ===========

Distribution per limited partnership unit .............        $      3.89         $      4.86
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998

                                                                                               Total
                                                       General            Limited            Partners'
                                                       Partner            Partners        Equity (Deficit)
                                                    ------------        ------------      ----------------
Balance at December 31, 1997 ...............        $  (561,038)        $ 7,555,525         $ 6,994,487

Net income .................................                804              79,680              80,484

Management Incentive Distribution ..........           (138,180)                 --            (138,180)

Distributions to limited partners ..........                 --            (500,004)           (500,004)
                                                    -----------         -----------         -----------

Balance at March 31, 1998 ..................        $  (698,414)        $ 7,135,201         $ 6,436,787
                                                    ===========         ===========         ===========


Balance at December 31, 1998 ...............        $(1,055,394)        $ 6,672,660         $ 5,617,266

Net loss ...................................             37,536             (55,329)            (17,793)

Management Incentive Distribution ..........           (123,387)                 --            (123,387)

Distributions to limited partners ..........                 --            (399,876)           (399,876)
                                                    -----------         -----------         -----------

Balance at March 31, 1999 ..................        $(1,141,245)        $  6,217,455        $ 5,076,210
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                        Three Months Ended
                                                                            March 31,
                                                               --------------------------------
                                                                   1999               1998
                                                               ------------        ------------
Cash flows from operating activities:
   Cash received from tenants .........................        $ 1,920,928         $ 2,035,722
   Cash paid to suppliers .............................           (664,333)           (746,714)
   Cash paid to affiliates ............................           (114,220)           (101,390)
   Interest received ..................................             13,274              26,442
   Interest paid ......................................           (480,318)           (490,083)
   Property taxes paid ................................           (109,772)           (120,322)
                                                               -----------         -----------
Net cash provided by operating activities .............            565,559             603,655
                                                               -----------         -----------

Cash used in investing activities:
   Additions to real estate investments and
     asset held for sale ..............................            (57,989)            (30,714)
                                                               -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ..........................................           (124,594)           (114,829)
   Management Incentive Distribution ..................            (42,350)                 --
   Distributions to limited partners ..................           (399,876)           (500,004)
                                                               -----------         -----------
Net cash used in financing activities .................           (566,820)           (614,833)
                                                               -----------         -----------

Net decrease in cash and cash equivalents .............            (59,250)            (41,892)

Cash and cash equivalents at beginning of
   period .............................................          1,199,360           1,118,379
                                                               -----------         -----------

Cash and cash equivalents at end of period ............        $ 1,140,110         $ 1,076,487
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                         Three Months Ended
                                                                              March 31,
                                                                   ---------------------------
                                                                      1999              1998
                                                                   ----------        ---------
Net income (loss) .........................................        $ (17,793)        $  80,484
                                                                   ---------         ---------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation ...........................................          481,447           474,364
   Amortization of discounts on mortgage
     notes payable ........................................           15,279            14,140
   Amortization of deferred borrowing costs ...............           24,190            28,685
   Changes in assets and liabilities:
     Cash segregated for security deposits ................          (17,024)          (12,251)
     Accounts receivable ..................................            7,392            43,892
     Prepaid expenses and other assets ....................               --             4,399
     Escrow deposits ......................................          (91,378)         (159,883)
     Accrued expenses .....................................           14,029           (10,095)
     Accrued property taxes ...............................          114,557           115,473
     Accrued interest .....................................             (850)             (784)
     Payable to affiliates - General Partner ..............           31,847            45,867
     Security deposits and deferred rental
       revenue ............................................            3,863           (20,636)
                                                                   ---------         ---------

       Total adjustments ..................................          583,352           523,171
                                                                   ---------         ---------

Net cash provided by operating activities .................        $ 565,559         $ 603,655
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

                                 March 31, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XV, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1999           1998
                                                         ---------     ---------

Property management fees - affiliates................    $  98,168     $ 101,452
Charged to general and administrative -
   affiliates:
   Partnership administration........................       47,899        45,805
                                                          --------      --------
                                                         $ 146,067     $ 147,257
                                                          ========      ========

Charged to General Partner's deficit:
   MID...............................................    $ 123,387     $ 138,180
                                                          ========      ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At March 31, 1999, the Partnership owned four apartment properties. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased by $100,817 or 5% for the three months ended March 31, 1999 as compared to the same period last year. Rental revenue decreased by $87,649 or 4% and interest income decreased by $13,168 or 50% for the three months ended March 31, 1999 as compared to the same period last year.

Rental revenues decreased $87,649 for the three months ended March 31, 1999 as compared to the same period last year. The decrease in rental revenues is due to a decrease in occupancy at Mountain Shadows offset by increases in rental rates at Arrowhead and Cedar Run. Mountain Shadows, located in Albuquerque, New Mexico, has experience a decline in occupancy as a result of over building in the apartment market.

Expenses:

Partnership expenses decreased by $2,540 for the three months ended March 31, 1999 as compared to the same period in 1998. A decrease in general and administrative expenses was partially offset by an increase in repairs and maintenance expense.

Repairs and maintenance expense increased for the three months ended March 31, 1999 by $37,207 or 25% as compared to the same period in 1998. The increase is due to increases in cleaning and decorating, floor and window replacements and landscaping expense. Most of these increased costs incurred at Mountain Shadows where the increased vacancy rate is forcing the Partnership to spend more to bring units to a market ready condition.

General and administrative expenses decreased $32,747 or 38% for the three months ended March 31, 1999 as compared to the same period last year. The decrease is mainly due to decreased costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $565,559 of cash in the first three months of 1999 as compared to $603,655 for the same period in 1998. The decrease in cash provided by operating activities of $38,096 was mainly the result of an decrease in cash received from tenants which was offset by a reduction in the cash paid to suppliers.

The Partnership expended $57,989 and $30,714 for capital improvements to its properties in the first three months of 1999 and 1998, respectively.

Total principal payments on mortgage notes payable were $124,594 for the three months ended March 31, 1999 as compared to $114,829 for the same period of 1998. The Partnership distributed $399,876 to the limited partners during 1999, while $500,004 was paid during 1998.

Short-term liquidity:

At March 31, 1999, the Partnership held cash and cash equivalents of $1,140,110, a decrease of $59,250 from the balance at December 31, 1998. This balance provides a comfortable level of working capital for the Partnership's operations.

During 1999, operations of the Partnership's properties are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value in the market. In 1999, the Partnership has budgeted to spend approximately $408,000 on capital improvements, which are expected to be funded from operations of the properties.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Cedar Run Apartments on the market for sale on August 1, 1997.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1999 and 1998, net income of $37,536 and $804, respectively, was allocated to the General Partner. The limited partners received allocations of $(55,329) and $79,680 for the three months ended March 31, 1999 and 1998, respectively.

During 1999, the limited partners received a cash distribution of $399,876. The distribution consisted of funds from operations. A distribution of $123,387 for the MID was accrued by the Partnership for the three months ended March 31, 1999 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    ------------

         3.1 Amended and Restated Partnership Agreement dated October 11, 1991. (1)

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 102,796 limited partnership units outstanding in 1999 and 1998, respectively.

         27. Financial Data Schedule for the quarter ended March 31, 1999.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XV, Ltd.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner





May 17, 1999                    By: /s/  Ron K. Taylor
------------                       ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)





May 17, 1999                    By: /s/  Brandon K. Flaming
------------                       ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)