Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1999-08-16
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended    June 30, 1999
                                     -------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                             June 30,           December 31,
                                                                               1999                1998
                                                                           -------------        ------------
ASSETS
------

Real estate investments:
   Land ...........................................................        $  6,220,730         $  6,220,730
   Buildings and improvements .....................................          42,251,334           42,086,266
                                                                           ------------         ------------
                                                                             48,472,064           48,306,996
   Less:  Accumulated depreciation ................................         (24,984,903)         (24,021,290)
                                                                           ------------         ------------
                                                                             23,487,161           24,285,706

Asset held for sale ...............................................           3,517,555            3,487,893

Cash and cash equivalents .........................................           1,386,587            1,199,360
Cash segregated for security deposits .............................             167,511              214,190
Accounts receivable ...............................................              45,743               33,736
Prepaid expenses and other assets .................................              48,399               37,105
Escrow deposits ...................................................             380,193              365,199
Deferred borrowing costs (net of accumulated
   amortization of $507,271 and $455,712 at
   June 30, 1999 and December 31, 1998,
   respectively) ..................................................             502,061              553,620
                                                                           ------------         ------------
                                                                           $ 29,535,210         $ 30,176,809
                                                                           ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net .......................................        $ 22,836,126         $ 23,057,324
Accrued expenses ..................................................             329,002              126,907
Accrued property taxes ............................................             236,301              177,643
Accrued interest ..................................................             158,670              160,388
Payable to affiliates - General Partner ...........................           1,130,572              851,407
Security deposits and deferred rental revenue .....................             222,559              185,874
                                                                           ------------         ------------
                                                                             24,913,230           24,559,543
                                                                           ------------         ------------

Partners' equity (deficit):
   Limited partners - 120,000  limited  partnership units
     authorized;  102,796 limited partnership units issued
     and outstanding at June 30, 1999 and December 31, 1998........           5,884,328            6,672,660
   General Partner ................................................          (1,262,348)          (1,055,394)
                                                                           ------------         ------------
                                                                              4,621,980            5,617,266
                                                                           ------------         ------------
                                                                           $ 29,535,210         $ 30,176,809
                                                                           ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                      Six Months Ended
                                                           June 30,                                June 30,
                                               --------------------------------        -------------------------------
                                                   1999               1998                 1999                1998
                                               -----------         ------------        -----------         -----------
Revenue:
   Rental revenue .....................        $ 1,999,948         $ 1,956,884         $ 3,940,516         $ 3,985,101
   Interest ...........................             13,030              17,262              26,304              43,704
                                               -----------         -----------         -----------         -----------
     Total revenue ....................          2,012,978           1,974,146           3,966,820           4,028,805
                                               -----------         -----------         -----------         -----------

Expenses:
   Interest ...........................            519,530             526,514           1,038,467           1,058,638
   Depreciation .......................            482,166             474,110             963,613             948,474
   Property taxes .....................            115,824             115,473             230,381             230,946
   Personnel expenses .................            272,008             233,193             512,082             470,393
   Utilities ..........................             79,925              85,505             191,388             191,509
   Repair and maintenance .............            312,383             257,576             495,943             403,929
   Property management
     fees - affiliates ................            100,956              98,068             199,124             199,520
   Other property operating
     expenses .........................            104,753              86,771             227,319             216,460
   General and administrative .........            315,428             138,965             368,392             224,676
   General and administrative -
     affiliates .......................             47,954              50,908              95,853              96,713
                                               -----------         -----------         -----------         -----------
     Total expenses ...................          2,350,927           2,067,083           4,322,562           4,041,258
                                               -----------         -----------         -----------         -----------

Net loss ..............................        $  (337,949)        $   (92,937)        $  (355,742)        $   (12,453)
                                               ===========         ===========         ===========         ===========

Net loss allocable to limited
   partners ...........................        $  (334,569)        $   (92,008)        $  (388,456)        $   (12,328)
Net income (loss) allocable to
   General Partner ....................             (3,380)               (929)             32,714                (125)
                                               -----------         -----------         -----------         -----------
Net loss ..............................        $  (337,949)        $   (92,937)        $  (355,742)        $   (12,453)
                                               ===========         ===========         ===========         ===========

Net loss per limited
   partnership unit ...................        $     (3.25)        $      (.90)        $     (3.78)        $      (.12)
                                               ===========         ===========         ===========         ===========

Distribution per limited
   partnership unit ...................        $        --         $        --         $      3.89         $      4.86
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998

                                                                                           Total
                                                   General             Limited            Partners'
                                                   Partner             Partners        Equity (Deficit)
                                                 ------------        ------------      ----------------
Balance at December 31, 1997 ............        $  (561,038)        $ 7,555,525         $ 6,994,487

Net loss ................................               (125)            (12,328)            (12,453)

Management Incentive Distribution .......           (259,265)                 --            (259,265)

Distributions to limited partners........                 --            (500,004)           (500,004)
                                                 -----------         -----------         -----------

Balance at June 30, 1998 ................        $  (820,428)        $ 7,043,193         $ 6,222,765
                                                 ===========         ===========         ===========


Balance at December 31, 1998 ............        $(1,055,394)        $ 6,672,660         $ 5,617,266

Net income (loss) .......................             32,714            (388,456)           (355,742)

Management Incentive Distribution .......           (239,668)                 --            (239,668)

Distributions to limited partners .......                 --            (399,876)           (399,876)
                                                 -----------         -----------         -----------

Balance at June 30, 1999 ................        $(1,262,348)        $ 5,884,328         $ 4,621,980
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     Six Months Ended
                                                                        June 30,
                                                            --------------------------------
                                                                1999               1998
                                                            ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ......................        $ 3,997,823         $ 3,876,436
   Cash paid to suppliers ..........................         (1,552,303)         (1,515,748)
   Cash paid to affiliates .........................           (213,130)           (276,800)
   Interest received ...............................             26,304              43,704
   Interest paid ...................................           (958,068)           (977,798)
   Property taxes paid .............................           (224,687)           (231,222)
                                                            -----------         -----------
Net cash provided by operating activities ..........          1,075,939             918,572
                                                            -----------         -----------

Cash used in investing activities:
   Additions to real estate investments and
     asset held for sale ...........................           (194,730)           (125,513)
                                                            -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .......................................           (251,756)           (232,025)
   Management Incentive Distribution ...............            (42,350)                 --
   Distributions to limited partners ...............           (399,876)           (500,004)
                                                            -----------         -----------
Net cash used in financing activities ..............           (693,982)           (732,029)
                                                            -----------         -----------

Net increase in cash and cash equivalents ..........            187,227              61,030

Cash and cash equivalents at beginning of
   period ..........................................          1,199,360           1,118,379
                                                            -----------         -----------

Cash and cash equivalents at end of period .........        $ 1,386,587         $ 1,179,409
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                     Six Months Ended
                                                                         June 30,
                                                             ---------------------------------
                                                                 1999                1998
                                                             ------------        -------------
Net loss ............................................        $  (355,742)        $   (12,453)
                                                             -----------         -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation .....................................            963,613             948,474
   Amortization of discounts on mortgage
     notes payable ..................................             30,558              54,143
   Amortization of deferred borrowing costs .........             51,559              28,280
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........             46,679             (26,218)
     Accounts receivable ............................            (12,007)            (48,458)
     Prepaid expenses and other assets ..............            (11,294)              4,369
     Escrow deposits ................................            (14,994)            (44,252)
     Accrued expenses ...............................            202,095             (28,623)
     Accrued property taxes .........................             58,658              55,205
     Accrued interest ...............................             (1,718)             (1,583)
     Payable to affiliates - General Partner ........             81,847              19,433
     Security deposits and deferred rental
       revenue ......................................             36,685             (29,745)
                                                             -----------         -----------

       Total adjustments ............................          1,431,681             931,025
                                                             -----------         -----------

Net cash provided by operating activities ...........        $ 1,075,939         $   918,572
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

                                  June 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                         1999          1998
                                                       ---------     ---------

Property management fees - affiliates..........        $ 199,124     $ 199,520
Charged to general and administrative -
   affiliates:
   Partnership administration..................           95,853        96,713
                                                       ---------     ---------
                                                       $ 294,977     $ 296,233
                                                       =========     =========

Charged to General Partner's deficit:
   MID.........................................        $ 239,668     $ 259,265
                                                       =========     =========

NOTE 4.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"),the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $160.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $1,202,148.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and accrued expenses during the second quarter of 1999 in the amount of $115,756 to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At June 30, 1999, the Partnership owned four apartment properties. Three of the Partnership's four properties are subject to mortgage notes.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XIV, XX, XXI, XXII, XXIII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the

"Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $160.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased by $61,985 or 2% for the six months ended June 30, 1999 and increased $38,832 or 2% for the three months ended June 30, 1999, as compared to the same periods last year. Rental revenue decreased by $44,585 or 1% and interest income decreased by $17,400 or 40% for the six months ended June 30, 1999 as compared to the same period last year.

Rental revenues decreased $44,585 for the six months ended June 30, 1999 as compared to the same period last year. The decrease in rental revenues can be attributed to Mountain Shadows, which is located in a market that has been affected by the over building of the apartment market.

Expenses:

Partnership expenses increased by $281,304 or 7% for the six months ended June 30, 1999 as compared to the same period in 1998.

Repair and maintenance expense increased for the six months ended June 30, 1999 by $92,014 or 23% as compared to the same period in 1998. The increase is due to increases in grounds maintenance, make-ready, painting and supplies and floor covering. Most of these increased costs incurred at Mountain Shadows where the increased vacancy rate is forcing the Partnership to spend more to bring units to a market ready condition.

General and administrative expenses increased $143,716 or 64% for the six months ended June 30, 1999 as compared to the same period last year. The increase is mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $115,756 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 4).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,075,939 of cash in the first six months of 1999 as compared to $918,572 for the same period in 1998. The increase in cash provided by operating activities of $157,367 was mainly the result of an decrease in cash paid to affiliates and an increase in cash received from tenants.

The Partnership expended $194,730 and $125,513 for capital improvements to its properties in the first six months of 1999 and 1998, respectively.

Total principal payments on mortgage notes payable were $251,756 for the six months ended June 30, 1999 as compared to $232,025 for the same period of 1998. The Partnership distributed $399,876 to the limited partners during 1999, while $500,004 was paid during 1998. The Partnership also paid MID in the amount of $42,350 during the six months ended June 30, 1999.

Short-term liquidity:

At June 30, 1999, the Partnership held cash and cash equivalents of $1,386,587, an increase of $187,227 from the balance at December 31, 1998. This balance provides a comfortable level of working capital for the Partnership's operations.

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

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. All or a combination of these steps may be inadequate or unfeasible in resolving such potential working capital deficiencies. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard. See "Recent Developments" above.

The Partnership placed Cedar Run Apartments on the market for sale on August 1, 1997.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income (loss) before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1999 and 1998, $32,714 and $(125), respectively, was allocated to the General Partner. The limited partners received allocations of $(388,456) and $(12,328) for the six months ended June 30, 1999 and 1998, respectively.

During 1999, the limited partners received a cash distribution of $399,876. The distribution consisted of funds from operations. A distribution of $239,668 for the MID was accrued by the Partnership for the six months ended June 30, 1999 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.1 Amended and Restated Partnership Agreement dated October 11, 1991. (1)

         11.                        Statement   regarding   computation  of  net
                                    income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    102,796    limited     partnership     units
                                    outstanding in 1999 and 1998, respectively.

         27. Financial Data Schedule for the quarter ended June 30, 1999.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Note 4.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XV, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





August 16, 1999                     By: /s/ Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





August 16, 1999                     By: /s/ Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)