Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XV LTD /CA
filed 1999-11-15
CIK 751044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended            September 30, 1999
                                     -------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,        December 31,
                                                                           1999                1998
                                                                      ------------         -------------
ASSETS
------

Real estate investments:
   Land ......................................................        $  6,220,730         $  6,220,730
   Buildings and improvements ................................          42,366,106           42,086,266
                                                                      ------------         ------------
                                                                        48,586,836           48,306,996
   Less:  Accumulated depreciation ...........................         (25,466,207)         (24,021,290)
                                                                      ------------         ------------
                                                                        23,120,629           24,285,706

Asset held for sale ..........................................           3,544,718            3,487,893

Cash and cash equivalents ....................................           1,366,059            1,199,360
Cash segregated for security deposits ........................             176,641              214,190
Accounts receivable ..........................................              31,818               33,736
Prepaid expenses and other assets ............................              58,244               37,105
Escrow deposits ..............................................             500,549              365,199
Deferred borrowing costs (net of accumulated
   amortization of $534,640 and $455,712 at
   September 30, 1999 and December 31, 1998,
   respectively) .............................................             474,692              553,620
                                                                      ------------         ------------
                                                                      $ 29,273,350         $ 30,176,809
                                                                      ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ..................................        $ 22,721,621         $ 23,057,324
Accrued expenses .............................................             154,469              126,907
Accrued property taxes .......................................             352,125              177,643
Accrued interest .............................................             157,784              160,388
Payable to affiliates - General Partner ......................           1,302,584              851,407
Security deposits and deferred rental revenue ................             228,331              185,874
                                                                      ------------         ------------
                                                                        24,916,914           24,559,543
                                                                      ------------         ------------

Partners' equity (deficit):
   Limited partners - 120,000  limited  partnership
     units  authorized; 102,796 limited partnership
     units issued and outstanding at September 30, 1999
     and December 31, 1998 ...................................           5,747,197            6,672,660
   General Partner ...........................................          (1,390,761)          (1,055,394)
                                                                      ------------         ------------
                                                                         4,356,436            5,617,266
                                                                      ------------         ------------
                                                                      $ 29,273,350         $ 30,176,809
                                                                      ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                       Nine Months Ended
                                                    September 30,                           September 30,
                                           -------------------------------         -------------------------------
                                               1999                1998                1999                1998
                                           -----------         -----------         -----------         -----------
Revenue:
   Rental revenue .................        $ 2,052,091         $ 1,967,241         $ 5,992,607         $ 5,952,342
   Interest .......................             26,670              13,168              52,974              56,872
                                           -----------         -----------         -----------         -----------
     Total revenue ................          2,078,761           1,980,409           6,045,581           6,009,214
                                           -----------         -----------         -----------         -----------

Expenses:
   Interest .......................            516,890             524,082           1,555,357           1,582,720
   Depreciation ...................            481,304             477,899           1,444,917           1,426,373
   Property taxes .................            115,824             115,473             346,205             346,419
   Personnel expenses .............            242,995             253,476             755,077             723,869
   Utilities ......................            118,514             113,105             309,902             304,614
   Repair and maintenance .........            302,759             322,859             798,702             726,788
   Property management
     fees - affiliates ............            101,624              98,549             300,748             298,069
   Other property operating
     expenses .....................            106,906             111,722             334,225             328,182
   General and administrative .....            185,673              59,405             554,065             284,081
   General and administrative -
     affiliates ...................             48,216              44,378             144,069             141,091
                                           -----------         -----------         -----------         -----------
     Total expenses ...............          2,220,705           2,120,948           6,543,267           6,162,206
                                           -----------         -----------         -----------         -----------

Net loss ..........................        $  (141,944)        $  (140,539)        $  (497,686)        $  (152,992)
                                           ===========         ===========         ===========         ===========

Net loss allocable to limited
   partners .......................        $  (140,525)        $  (139,134)        $  (525,587)        $  (151,462)
Net income (loss) allocable to
   General Partner ................             (1,419)             (1,405)             27,901              (1,530)
                                           -----------         -----------         -----------         -----------
Net loss ..........................        $  (141,944)        $  (140,539)        $  (497,686)        $  (152,992)
                                           ===========         ===========         ===========         ===========

Net loss per limited
   partnership unit ...............        $     (1.37)        $     (1.35)        $     (5.11)        $     (1.49)
                                           ===========         ===========         ===========         ===========

Distribution per limited
   partnership unit ...............        $        --         $      2.43         $      3.89         $      7.29
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998



                                                                                             Total
                                                    General             Limited             Partners'
                                                    Partner             Partners         Equity (Deficit)
                                                  ------------        ------------       ----------------
Balance at December 31, 1997 .............        $  (561,038)        $ 7,555,525         $ 6,994,487

Net loss .................................             (1,530)           (151,462)           (152,992)

Management Incentive Distribution.........           (367,893)                 --            (367,893)

Distributions to limited partners ........                 --            (749,797)           (749,797)
                                                  -----------         -----------         -----------

Balance at September 30, 1998 ............        $  (930,461)        $ 6,654,266         $ 5,723,805
                                                  ===========         ===========         ===========


Balance at December 31, 1998 .............        $(1,055,394)        $ 6,672,660         $ 5,617,266

Net income (loss) ........................             27,901            (525,587)           (497,686)

Management Incentive Distribution ........           (363,268)                 --            (363,268)

Distributions to limited partners ........                 --            (399,876)           (399,876)
                                                  -----------         -----------         -----------

Balance at September 30, 1999 ............        $(1,390,761)        $ 5,747,197         $ 4,356,436
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    Nine Months Ended
                                                                      September 30,
                                                            --------------------------------
                                                               1999                1998
                                                            ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ......................        $ 6,052,082         $ 5,947,871
   Cash paid to suppliers ..........................         (2,691,134)         (2,377,511)
   Cash paid to affiliates .........................           (314,558)           (374,155)
   Interest received ...............................             52,974              56,872
   Interest paid ...................................         (1,433,196)         (1,463,099)
   Property taxes paid .............................           (339,038)           (317,307)
                                                            -----------         -----------
Net cash provided by operating activities ..........          1,327,130           1,472,671
                                                            -----------         -----------

Cash used in investing activities:
   Additions to real estate investments and
     asset held for sale ...........................           (336,665)           (418,732)
                                                            -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .......................................           (381,540)           (351,637)
   Management Incentive Distribution ...............            (42,350)                 --
   Distributions to limited partners ...............           (399,876)           (749,797)
                                                            -----------         -----------
Net cash used in financing activities ..............           (823,766)         (1,101,434)
                                                            -----------         -----------

Net increase (decrease) in cash and
   cash equivalents ................................            166,699             (47,495)

Cash and cash equivalents at beginning of
   period ..........................................          1,199,360           1,118,379
                                                            -----------         -----------

Cash and cash equivalents at end of period .........        $ 1,366,059         $ 1,070,884
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

                        MCNEIL REAL ESTATE FUND XV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                     Nine Months Ended
                                                                       September 30,
                                                              --------------------------------
                                                                  1999                1998
                                                              ------------        ------------
Net loss .............................................        $  (497,686)        $  (152,992)
                                                              -----------         -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation ......................................          1,444,917           1,426,373
   Amortization of discounts on mortgage
     notes payable ...................................             45,837              42,419
   Amortization of deferred borrowing costs ..........             78,928              79,602
   Changes in assets and liabilities:
     Cash segregated for security deposits ...........             37,549             (42,092)
     Accounts receivable .............................              1,918              76,276
     Prepaid expenses and other assets ...............            (21,139)              4,369
     Escrow deposits .................................           (135,350)           (147,612)
     Accrued expenses ................................             27,562             (16,306)
     Accrued property taxes ..........................            174,482             170,678
     Accrued interest ................................             (2,604)             (2,400)
     Payable to affiliates - General Partner .........            130,259              65,005
     Security deposits and deferred rental
       revenue .......................................             42,457             (30,649)
                                                              -----------         -----------

       Total adjustments .............................          1,824,816           1,625,663
                                                              -----------         -----------

Net cash provided by operating activities ............        $ 1,327,130         $ 1,472,671
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

                               September 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                 Nine Months Ended
                                                                   September 30,
                                                             ------------------------
                                                               1999            1998
                                                             --------        --------
Property management fees - affiliates ...............        $300,748        $298,069
Charged to general and administrative -
   affiliates:
   Partnership administration .......................         144,069         141,091
                                                             --------        --------
                                                             $444,817        $439,160
                                                             ========        ========

Charged to General Partner's deficit:
   MID ..............................................        $363,268        $367,893
                                                             ========        ========

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $160.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At September 30, 1999, the Partnership owned four apartment properties. Three of the Partnership's four properties are subject to mortgage notes.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $160.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $36,367 for the nine months ended September 30, 1999 and increased $98,352 or 5% for the three months ended September 30, 1999, as compared to the same periods last year. Rental revenue increased by $40,265 and interest income decreased by $3,898 or 7% for the nine months ended September 30, 1999 as compared to the same period last year. The increase in rental revenues can be attributed to a decrease in rental losses at Mountain Shadows Apartments.

Expenses:

Partnership  expenses  increased  by $381,061  or 6% for the nine  months  ended
September 30, 1999 and increased $99,757 or 5% for the three months ended September 30,1999, as compared to the same periods last year.

Repair and maintenance expense increased for the nine months ended September 30, 1999 by $71,914 or 10% as compared to the same period in 1998. The increase is due to increases in grounds maintenance, make-ready, painting and supplies and floor covering. Most of these increased costs incurred at Mountain Shadows where the increased vacancy rate is forcing the Partnership to spend more to bring units to a market ready condition.

General and administrative expenses increased $269,984 or 95% for the nine months ended September 30, 1999 as compared to the same period last year. The increase is mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $115,756 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 4).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,327,130 of cash in the first nine months of 1999 as compared to $1,472,671 for the same period in 1998. The decrease in cash provided by operating activities of $145,541 was mainly the result of an increase in cash paid to suppliers offset with an increase in cash received from tenants.

The Partnership expended $336,665 and $418,732 for capital improvements to its properties in the first nine months of 1999 and 1998, respectively.

Total principal payments on mortgage notes payable were $381,540 for the nine months ended September 30, 1999 as compared to $351,637 for the same period of 1998. The Partnership distributed $399,876 to the limited partners during 1999, while $749,797 was paid during 1998. The Partnership also paid MID in the amount of $42,350 during the nine months ended September 30, 1999.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $1,366,059, an increase of $166,699 from the balance at December 31, 1998. This balance provides a comfortable level of working capital for the Partnership's operations.

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

The Partnership placed Cedar Run Apartments on the market for sale on August 1, 1997.

Income allocations and distributions:

Terms of the Amended Partnership Agreement specify that income (loss) before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 99:1 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1999 and 1998, $27,901 and $(1,530), respectively, was allocated to the General Partner. The limited partners received allocations of $(525,587) and $(151,462) for the nine months ended September 30, 1999 and 1998, respectively.

During 1999, the limited partners received a cash distribution of $399,876. The distribution consisted of funds from operations. A distribution of $363,268 for the MID was accrued by the Partnership for the nine months ended September 30, 1999 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.1 Amended and Restated Partnership Agreement dated October 11, 1991. (1)

         11. Statement regarding computation of net income (loss) per limited partnership unit:
                                    Net income  (loss) per  limited  partnership
                                    unit is  computed  by  dividing  net  income
                                    (loss)  allocated to the limited partners by
                                    the  number  of  limited  partnership  units
                                    outstanding.  Per unit  information has been
                                    computed    based   on    102,796    limited
                                    partnership units outstanding in 1999 and 1998, respectively.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1999.

         (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                        McNEIL REAL ESTATE FUND XV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XV, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





November 15, 1999                  By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)





November 15, 1999                  By: /s/  Brandon K. Flaming
-----------------                     ------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)